Form 10-K/A
period 2002-07-31
FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS PARTNERS L P
filed 2002-12-10
CIK 1012493, 922358

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K/A Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2002

                                       or

[   ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
       Exchange Act of 1934

For the transition period from __________ to __________

Commission file numbers   1-11331 and
                           333-06693

                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.

           (Exact name of registrants as specified in their charters)

            Delaware                                      43-1698480
            Delaware                                      43-1742520
--------------------------------           -------------------------------------
(State or other jurisdictions of           (I.R.S. Employer Identification Nos.)
 incorporation or organization)

                   One Liberty Plaza, Liberty, Missouri 64068
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (816) 792-1600

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
         Title of each class                          which registered

            Common Units                         New York Stock Exchange
--------------------------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]    No    [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value as of September 30, 2002, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $362,574,000.

At September 30, 2002, Ferrellgas Partners, L.P. had outstanding 36,089,703 Common Units and 2,782,211 Senior Units.

Documents  Incorporated  by Reference:  None

                                EXPLANATORY NOTE

     This amendment to the Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. Annual Report on Form 10-K, as filed on October 23, 2002, is being filed to include an explanatory sentence to the unqualified Independent Auditors' Report for Ferrellgas Partners, L.P. by Deloitte & Touche LLP. In the explanatory sentence, Deloitte & Touche LLP clarified for the reader that we changed our accounting in fiscal 2002 for goodwill and other intangible assets by virtue of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The following paragraph was added to the unqualified Independent Auditors' Report dated September 12, 2002:

     "As discussed in Notes B(15) and F to the consolidated financial statements, the Partnership changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in fiscal 2002."

Similar language can typically be found in other independent auditors' reports for companies who have recently adopted the provisions of Statement of Financial Accounting Standards No. 142.

     This is the only modification that was made to the Form 10-K Item 8, Financial Statements and Supplementary Data, as filed on October 23, 2002, and has no impact on the previously reported consolidated financial statements and accompanying notes. Additionally, the Independent Auditors' Report on the financial statement schedules in Form 10-K Item 15 (a)2 has been modified to include a reference to the explanatory paragraph referred to above.

     Other than as discussed above, we have not updated the Form 10-K to modify other disclosures in the Form 10-K for events occurring subsequent to the original October 23, 2002, filing date. This form 10-K/A continues to speak as of October 23, 2002.

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.


                          2002 FORM 10-K/A Amendment No. 1
                                 ANNUAL REPORT


                                Table of Contents

                                                                           Page
                                                                           ----

                                     PART II

ITEM     8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................. 1


                                     PART IV

ITEM    15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K.......................................... 1

                                     PART II
                                    ---------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our Consolidated Financial Statements and the Independent Auditors' Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note R to the Consolidated Financial Statements for Selected Quarterly Financial Data.




                                     PART IV
                                     -------
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

     (a) 1.  Financial Statements.
             See "Index to Financial Statements" set forth on page F-1.
         2.  Financial Statement Schedules.
             See "Index to Financial Statement Schedules" set forth on page S-1.
         3.  Exhibits.
             See "Index to Exhibits" set forth on page E-1.

     (b) Reports on Form 8-K.

We furnished one Form 8-K during the quarter ended July 31, 2002.

                      Items
Date of Report        Reported      Financial Statements Filed
--------------        --------      --------------------------
May 20, 2002          9             None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FERRELLGAS PARTNERS, L.P.

                                         By Ferrellgas, Inc. (General Partner)



Date: December 10, 2002                  By     /s/ Kevin T. Kelly
                                            ------------------------------------
                                             Kevin T. Kelly
                                             Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)



Date:  December 10, 2002                 FERRELLGAS PARTNERS FINANCE CORP.


                                         By     /s/ Kevin T. Kelly
                                            ------------------------------------
                                             Kevin T. Kelly
                                             Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

Certifications

I, James E. Ferrell, certify that:

1. I have reviewed this annual report on Form 10-K/A of Ferrellgas Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: December 10, 2002


/s/ James. E. Ferrell
-------------------------
 James E. Ferrell
 Chairman, President and Chief Executive Officer


I, Kevin T. Kelly, certify that:

1. I have reviewed this annual report on Form 10-K/A of Ferrellgas Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: December 10, 2002


/s/ Kevin T. Kelly
--------------------------
 Kevin T. Kelly
 Senior Vice President and Chief Financial Officer

Certifications

I, James E. Ferrell, certify that:

1. I have reviewed this annual report on Form 10-K/A of Ferrellgas Partners Finance Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: December 10, 2002


/s/ James. E. Ferrell
-------------------------
 James E. Ferrell
 President and Chief Executive Officer


I, Kevin T. Kelly, certify that:

1. I have reviewed this annual report on Form 10-K/A of Ferrellgas Partners Finance Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: December 10, 2002


/s/ Kevin T. Kelly
--------------------------
 Kevin T. Kelly
 Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


     The exhibits listed below are filed as part of this Annual Report on Form 10-K. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.


Exhibit
Number      Description
-------     -----------

   3.1 Third Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of April 6, 2001. Incorporated by reference to the same numbered Exhibit to our Current Report on Form 8-K filed April 6, 2001.

   3.2 Articles of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

   3.3      Bylaws  of  Ferrellgas   Partners  Finance  Corp.   Incorporated  by
            reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

   4.1 Indenture, dated as of September 24, 2002, with Form of Note attached, by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to $170,000,000 aggregate principal amount of our 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit
            4.1 to our Current Report on Form 8-K filed September 24, 2002.

   4.2 Ferrellgas, L.P., Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008,
            $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.

   4.3 Ferrellgas, L.P., Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

   4.4 Registration Rights Agreement, dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.

   4.5 First Amendment to the Registration Rights Agreement, dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to
            Exhibit  4.1 to our  Quarterly  Report on Form 10-Q filed  March 16,
            2000.

Exhibit
Number      Description
-------     -----------

   4.6 Second Amendment to the Registration Rights Agreement, dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

   4.7 Representations Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to
            Exhibit 2.3 to our  Current  Report on Form 8-K filed  December  29,
            1999.

   4.8 First Amendment to Representations Agreement, dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.

  10.1 Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of October 14, 1998. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed March 17, 1999.

  10.2 First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to
            Exhibit  10.2 to our  Quarterly  Report on Form 10-Q  filed June 14,
            2000.

  10.3 Third Amended and Restated Credit Agreement, dated as of April 18, 2000, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed June 14, 2000.

  10.4 First Amendment to the Third Amended and Restated Credit Agreement, dated as of January 17, 2001, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed March 14, 2001.

  10.5 Second Amendment to the Third Amended and Restated Credit Agreement, dated as of July 16, 2001, by and among Ferrellgas, L.P.,
            Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed October 25, 2001.

  10.6 Receivable Interest Sale Agreement, dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit
            10.17 to our Annual Report on Form 10-K filed October 26, 2000.

Exhibit
Number      Description
-------     -----------

  10.7 First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.

  10.8 Receivables Purchase Agreement, dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.

  10.9 First Amendment to the Receivables Purchase Agreement, dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.

  10.10 Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent.
            Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.

  10.11 Third Amendment to the Receivables Purchase Agreement, dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Secruritization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed October 23, 2002.

  10.12 Pledge and Security Agreement, dated as of April 26, 1996, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., and American Bank National Association, as collateral agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 6, 1996.

  10.13 Lease Intended as Security, dated as of December 1, 1999, by and between Ferrellgas, L.P., as lessee, and First Security Bank, National Association, solely as certificate trustee, as lessor. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed December 13, 1999.

  10.14 Lease Intended as Security, dated as of December 15, 1999, by and between Thermogas L.L.C. as lessee and First Security Bank, National Association, solely as certificate trustee, as lessor. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 29, 2000.

  10.15 Participation Agreement, dated as of December 1, 1999, by and among Ferrellgas, L.P., as lessee, Ferrellgas, Inc., as general partner, First Security Bank, National Association, solely as certificate trustee, First Security Trust Company of Nevada, solely as agent, and purchasers and lenders named therein. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed December 13, 1999.

Exhibit
Number      Description
-------     -----------

  10.16 Participation Agreement, dated as of December 15, 1999, by and among Thermogas L.L.C., as lessee, The Williams Companies, Inc., First Security Bank, National Association, solely as certificate trustee, First Security Trust Company of Nevada, solely as agent, and the purchasers and lenders named therein. Incorporated by reference to
            Exhibit 10.2 to our Current Report on Form 8-K filed December 29, 1999.

  10.17 Assumption Agreement, dated as of December 17, 1999, executed by Ferrellgas, L.P. and Ferrellgas, Inc., for the benefit of the First Security Trust Company of Nevada as agent, First Security Bank, National Association solely as Certificate trustee and the purchasers and lenders named therein. Incorporated by reference to
            Exhibit 10.3 to our Current Report on Form 8-K filed December 29, 2000.

  10.18 Omnibus Amendment Agreement, dated as of February 4, 2000, in respect of the Ferrellgas, L.P. Trust No. 1999-A: Participation Agreement, Loan Agreement and Trust Agreement each dated as of December 1, 1999. Incorporated by reference to Exhibit 10.11 to our Annual Report of Form 10-K filed October 25, 2001.

  10.19 Omnibus Amendment Agreement, dated as of February 4, 2000, in respect of the Thermogas Trust No. 1999-A: Participation Agreement, Loan Agreement and Trust Agreement each dated as of December 15, 1999. Incorporated by reference to Exhibit 10.12 to our Annual Report of Form 10-K filed October 25, 2001.

  10.20 Omnibus Amendment Agreement No. 2, dated as of April 18, 2000, in respect of the Ferrellgas, L.P. Trust No. 1999-A: Participation Agreement, Lease Intended as Security and Loan Agreement each dated as of December 1, 1999. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed June 14, 2000.

  10.21 Omnibus Amendment Agreement No. 2, dated as of April 18, 2000, in respect of the Thermogas Trust No. 1999-A: Participation Agreement, Lease Intended as Security and Loan Agreement each dated as of December 15, 1999. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed June 14, 2000.

  10.22 Omnibus Amendment Agreement No. 3, dated as of December 28, 2000, in respect of the Ferrellgas, L.P. Trust No. 1999-A: Participation Agreement dated as of December 1, 1999. Incorporated by reference to
            Exhibit 10.2 to our Quarterly Report on Form 10-Q filed March 14, 2001.

  10.23 Omnibus Amendment Agreement No. 3, dated as of December 28, 2000, in respect of the Thermogas Trust No. 1999-A: Participation Agreement dated as of December 15, 1999. Incorporated by reference to Exhibit
            10.3 to our Quarterly Report on Form 10-Q filed March 14, 2001.

Exhibit
Number      Description
-------     -----------

  10.24 Purchase Agreement, dated as of November 7, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed November 12, 1999.

  10.25 First Amendment to Purchase Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to
            Exhibit 2.2 to our  Current  Report on Form 8-K filed  December  29,
            1999.

  10.26 Second Amendment to Purchase Agreement, dated as of March 14, 2000, by and among Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to
            Exhibit  2.1 to our  Quarterly  Report on Form 10-Q filed  March 16,
            2000.

  10.27 Third Amendment to Purchase Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2001.

# 10.28 Ferrell Companies, Inc. Supplemental Savings Plan. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed October 17, 1995.

# 10.29     Second   Amended  and   Restated   Ferrellgas   Unit  Option   Plan.
            Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

# 10.30     Ferrell   Companies,   Inc.  1998  Incentive   Compensation  Plan  -
            Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed October 29, 1998.

# 10.31 Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

# 10.32 Employment agreement between Patrick Chesterman and Ferrellgas, Inc. dated July 31, 2000. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed October 26, 2000.

# 10.33 Employment agreement between Kevin Kelly and Ferrellgas, Inc. dated July 31, 2000. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed October 26, 2000.

* 21.1      List of subsidiaries.

* 23.1      Consent of Deloitte & Touche, LLP, independent auditors.

--------------------------------------------------------------------------------
      *          Filed herewith
      #          Management contracts or compensatory plans.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Ferrellgas Partners, L.P. and Subsidiaries
         Independent Auditors' Report.......................................F-2
         Consolidated Balance Sheets - July 31, 2002 and 2001...............F-3
         Consolidated Statements of Earnings - Years ended
             July 31, 2002, 2001 and 2000...................................F-4
         Consolidated Statements of Partners' Capital -
             Years ended July 31, 2002, 2001 and 2000...................... F-5
         Consolidated Statements of Cash Flows -
             Years ended July 31, 2002, 2001 and 2000.......................F-6
         Notes to Consolidated Financial Statements.........................F-7


Ferrellgas Partners Finance Corp.
         Independent Auditors' Report.......................................F-29
         Balance Sheets - July 31, 2002 and 2001............................F-30
         Statements of Earnings - Years ended
             July 31, 2002, 2001 and 2000...................................F-31
         Statements of Stockholder's Equity -
             Years ended July 31, 2002, 2001 and 2000.......................F-32
         Statements of Cash Flows - Years ended
             July 31, 2002, 2001 and 2000...................................F-33
         Notes to Financial Statements......................................F-34

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (the "Partnership") as of July 31, 2002 and 2001, and the related consolidated statements of earnings, partners' capital and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes B(15) and F to the consolidated financial statements, the Partnership changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", in fiscal 2002.




DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 12, 2002


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                                 July 31,
                                                         -----------------------
ASSETS                                                      2002         2001
---------------------------------------------------      ----------   ----------

Current Assets:
  Cash and cash equivalents                               $ 19,781     $ 25,386
  Accounts and notes receivable (net of
    allowance for doubtful accounts of $1,467 and
    $3,159 in 2002 and 2001, respectively)                  74,274       56,772
  Inventories                                               48,034       65,284
  Prepaid expenses and other current assets                 10,724       10,504
                                                         ----------   ----------
    Total Current Assets                                   152,813      157,946

Property, plant and equipment, net                         506,531      491,194
Goodwill                                                   124,190      114,171
Intangible assets, net                                      98,170      116,747
Other assets                                                 3,424       16,101
                                                         ----------   ----------
    Total Assets                                          $885,128     $896,159
                                                         ==========   ==========




LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------
Current Liabilities:
  Accounts payable                                         $54,316      $58,274
  Other current liabilities                                 89,061       77,610
                                                         ----------   ----------
    Total Current Liabilities                              143,377      135,884

Long-term debt                                             703,858      704,782
Other liabilities                                           14,861       15,472
Contingencies and commitments (Note L)                           -            -
Minority interest                                            1,871        2,034

Partners' Capital:
  Senior unitholder (2,782,211 and 2,801,622
    units outstanding at 2002 and 2001, respectively -
    liquidation preference $111,288 and $112,065,
    respectively)                                          111,288      112,065

  Common unitholders (36,081,203 and 35,908,366 units
    outstanding in 2002 and 2001, respectively)            (28,320)     (12,959)
  General partner (392,556 and 391,010 units
    outstanding at 2002 and 2001, respectively)            (59,035)     (58,738)
  Accumulated other comprehensive loss                      (2,772)      (2,381)
                                                         ----------   ----------
    Total Partners' Capital                                 21,161       37,987
                                                         ----------   ----------
    Total Liabilities and Partners' Capital               $885,128     $896,159
                                                         ==========   ==========


                 See notes to consolidated financial statements.


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)



                                                                   For the year ended July 31,
                                                              ------------------------------------
                                                                 2002         2001         2000
                                                              -----------  -----------  -----------

Revenues:
  Gas liquids and related product sales                       $  953,117   $1,381,940   $  879,380
  Other                                                           81,679       86,730       79,643
                                                              -----------  -----------  -----------
    Total revenues                                             1,034,796    1,468,670      959,023

Cost of product sold (exclusive of
  depreciation, shown separately below)                          533,437      930,117      530,979
                                                              -----------  -----------  -----------

Gross profit                                                     501,359      538,553      428,044

Operating expense                                                279,624      288,258      255,838
Depreciation and amortization expense                             41,937       56,523       61,633
General and administrative expense                                27,157       25,508       24,587
Equipment lease expense                                           24,551       30,986       25,518
Employee stock ownership plan compensation charge                  5,218        4,843        3,733
Loss (gain) on disposal of assets and other                        3,957        5,744         (356)
                                                              -----------  -----------  -----------

Operating income                                                 118,915      126,691       57,091

Interest expense                                                 (59,608)     (61,544)     (58,298)
Interest income                                                    1,423        3,027        2,229
Other charges                                                          -       (3,277)           -
                                                              -----------  -----------  -----------

Earnings before minority interest                                 60,730       64,897        1,022

Minority interest                                                    771          829          162
                                                              -----------  -----------  -----------

Net earnings                                                      59,959       64,068          860

Distribution to senior unitholder                                 11,172       18,013       11,108
Net earnings (loss) available to general partner                     488          461         (102)
                                                              -----------  -----------  -----------
Net earnings (loss) available to common unitholders           $   48,299   $   45,594     ($10,146)
                                                              ===========  ===========  ===========

Basic and diluted earnings (loss)
   per common unit                                                $ 1.34       $ 1.43      $ (0.32)
                                                              ===========  ===========  ===========





                             See notes to consolidated financial statements.



                           FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                         (in thousands)

                                                                                                                   Accum-
                                     Number of units                                                               ulated
                         --------------------------------------------                                              other
                                                   Sub-     General                            Sub-     General   compre-    Total
                           Senior     Common     ordinate   partner     Senior     Common    ordinate   partner   hensive  partners'
                         unitholder unitholders unitholder unitholder unitholder unitholder unitholder unitholder  income    capital
                         ---------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- -------- ---------

August 1, 1999                -       14,710.8   16,593.7       -      $   -      $ 1,215    $(10,516)  $(59,553)   $(797) $(69,651)

Conversion of subordinated
   units into common units    -       16,593.7  (16,593.7)      -          -      (10,516)     10,516       -         -        -

Units issued in connection
   with acquisitions:
        Common units          -            2.6      -           -          -           45        -          -         -          45
        Senior units       4,375.0       -          -           -       175,000       -          -        1,768       -     176,768
         Fees paid to
          issue senior
          units               -          -          -           -        (8,925)      -          -          -         -      (8,925)

General partner interest
   conversion to general
   partner units              -          -          -         360.4        -          -          -          -         -        -

Accretion of discount
   on senior units            -          -          -           -         2,603    (2,575)       -          (28)      -        -

Contribution in
   connection with ESOP
   compensation charge        -          -          -           -          -        3,661        -           36       -       3,697

Quarterly cash
   distributions              -          -          -           -          -      (62,615)       -         (632)      -     (63,247)

Senior unit paid in
   kind distributions       277.7        -          -           2.8      11,108   (10,997)       -         (111)      -        -

Comprehensive income:
     Net earnings             -          -          -           -          -          851        -            9       -         860
     Pension liability
       adjustment             -          -          -           -          -          -          -          -         797       797
                                                                                                                             -------
Comprehensive income                                                                                                          1,657
                         ---------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- -------- ---------
July 31, 2000              4,652.7    31,307.1       -         363.2    179,786   (80,931)       -       (58,511)     -      40,344

Accretion of discount
   on senior units            -          -           -          -         6,321    (6,258)       -           (63)     -        -

Contribution in
   connection with ESOP
   compensation charge        -          -           -          -          -        4,745        -            48      -       4,793

Common unit cash
   distributions              -          -           -          -          -      (62,645)       -          (632)     -     (63,277)

Senior unit paid in kind
   distributions             235.5       -           -           2.4      9,422    (9,328)       -           (94)     -        -

Senior unit cash and
   accrued distributions      -          -           -          -          -       (8,535)       -          (144)     -      (8,679)

Common unit options
   exercised                  -          101.3       -             1       -        1,701        -            17      -       1,718

Common unit offering, net     -        4,500.0       -          45.5       -       84,865        -           -        -      84,865

Redemption of senior
   units                  (2,086.6)      -           -         (21.1)   (83,464)     -           -           -        -     (83,464)

Comprehensive income:
    Net earnings              -          -           -          -          -       63,427        -           641      -      64,068
    Other comprehensive
     income:
       Cumulative effect
        of accounting
        change                -          -           -          -          -         -           -           -        709
       Risk management
        fair value
        adjustment            -          -           -          -          -         -           -           -       (289)
       Reclassification
        adjustments           -          -           -          -          -         -           -           -       (709)
       Pension liability
        adjustment            -          -           -          -          -         -           -           -     (2,092)   (2,381)
                                                                                                                             -------
Comprehensive income                                                                                                         61,687
                         ---------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- -------- ---------
July 31, 2001              2,801.6    35,908.4       -         391.0    112,065   (12,959)       -       (58,738)  (2,381)   37,987

Contribution in
  connection with
  ESOP compensation
  charge                      -          -           -          -          -        5,114        -            51      -       5,165

Common unit cash
   distributions              -          -           -          -          -      (72,044)       -          (727)      -    (72,771)

Senior unit cash
   and accrued
   distributions              -          -           -          -          -      (11,030)       -          (253)      -    (11,283)

Redemption of
   senior units              (19.4)      -           -          (0.2)      (777)     -           -           -         -       (777)

Common unit options
   exercised                 -           55.4        -           0.6       -          930        -             9       -        939

Common units issued
   in connection
   with acquisitions         -          117.5        -           1.2       -        2,310        -            23       -      2,333

Comprehensive income:
   Net earnings              -           -           -          -          -       59,359        -           600       -     59,959
   Other comprehensive
    income:
      Risk management
       fair value
       adjustment            -           -           -          -          -         -           -           -        136
      Pension liability
       adjustment            -           -           -          -          -         -           -           -       (527)     (391)
                                                                                                                             -------
Comprehensive income                                                                                                         59,568
                         ---------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- -------- ---------
July 31, 2002              2,782.2    36,081.3       -         392.6   $111,288  $ (28,320)    $ -      $(59,035) $(2,772)  $21,161
                         ========== =========== ========== ========== ========== ========== ========== ========== ======== =========












                 See notes to consolidated financial statements.

                             FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)



                                                                     For the year ended July 31,
                                                                  ---------------------------------
                                                                     2002       2001        2000
                                                                  ---------- ----------  ----------

Cash Flows From Operating Activities:
 Net earnings                                                       $59,959    $64,068       $ 860
 Reconciliation of net earnings to net cash provided
   by operating activities
  Depreciation and amortization                                      41,937     56,523      61,633
  Employee stock ownership plan compensation charge                   5,218      4,843       3,733
  Minority interest                                                     771        829         162
  Other                                                               4,295      7,555       2,759
  Changes in operating assets and liabilities, net of effects from business acquisitions:
    Accounts and notes receivable, net of securitization             19,614     (9,121)    (12,609)
    Inventories                                                      17,318     11,333     (25,423)
    Prepaid expenses and other current assets                         1,661     (2,071)       (731)
    Accounts payable                                                 (1,386)   (39,792)     10,418
    Accrued interest expense                                           (434)     1,157       6,594
    Other current liabilities                                         1,915      2,233       7,140
    Other liabilities                                                 2,057      2,302      (1,184)
                                                                  ---------- ----------  ----------
      Net cash provided by operating activities                     152,925     99,859      53,352
                                                                  ---------- ----------  ----------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                         (6,294)    (4,668)     47,656
 Cash paid for acquisition transaction fees                             -          -       (15,893)
 Capital expenditures - technology initiative                       (23,114)      (100)        -
 Capital expenditures - other                                       (14,402)   (15,148)    (20,755)
 Net proceeds (payments) - accounts receivable securitization       (31,000)    31,000         -
 Proceeds from sale leaseback transaction                               -          -        25,000
 Other                                                                4,240      1,652       5,743
                                                                  ---------- ----------  ----------
      Net cash provided by (used in) investing activities           (70,570)    12,736      41,751
                                                                  ---------- ----------  ----------

Cash Flows From Financing Activities:
 Distributions                                                      (84,075)   (69,125)    (63,247)
 Issuance of common units, net of issuance costs                        -       84,865         -
 Redemption of senior units                                            (777)   (83,464)        -
 Proceeds from issuance of debt                                         -        9,843     226,490
 Principal payments on debt                                          (3,069)   (26,205)   (276,111)
 Net reductions to short-term borrowings                                -      (18,342)     (2,144)
 Cash paid for debt and lease financing costs                           -          (56)     (3,163)
 Minority interest activity                                            (994)      (848)      1,008
 Proceeds from exercise of common unit options                          939      1,718         -
 Cash contribution from general partner                                  16        -         1,768
 Other                                                                  -         (433)        -
                                                                  ---------- ----------  ----------
      Net cash used in financing activities                         (87,960)  (102,047)   (115,399)
                                                                  ---------- ----------  ----------

Increase (decrease) in cash and cash equivalents                     (5,605)    10,548     (20,296)
Cash and cash equivalents - beginning of year                        25,386     14,838      35,134
                                                                  ---------- ----------  ----------
Cash and cash equivalents - end of year                             $19,781    $25,386     $14,838
                                                                  ========== ==========  ==========

Cash paid for interest                                              $57,732    $57,893     $49,176
                                                                  ========== ==========  ==========

                          See notes to consolidated financial statements.

                            FERRELLGAS PARTNERS, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Partnership Organization and Formation

Ferrellgas Partners, L.P. (the "Master Limited Partnership" or "MLP") was formed April 19, 1994, and is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the "Operating Partnership" or "OLP"). The MLP and the OLP (collectively referred to as the "Partnership") are both Delaware limited partnerships. Both the MLP and the OLP are governed by partnership agreements that were made effective at the time of formation of the partnerships. Ferrellgas Partners, L.P. was formed to acquire and hold a limited partner interest in the Operating Partnership. The Operating Partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "Company" or "General Partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell"). Ferrell owns 17,855,087 of the outstanding MLP common units. The Company has retained a 1% general partner interest in Ferrellgas Partners, L.P. and also holds a 1.0101% general partner interest in the Operating Partnership, representing an effective 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

On July 17, 1998, 100% of the outstanding common stock of Ferrell was purchased primarily from Mr. James E. Ferrell and his family by a newly established leveraged employee stock ownership trust ("ESOT") established pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan ("ESOP"). The purpose of the ESOP is to provide employees of the Company an opportunity for ownership in Ferrell and indirectly in the MLP. As contributions are made by Ferrell to the ESOP in the future, shares of Ferrell are allocated to the Company employees' ESOP accounts.

On December 17, 1999, the MLP's Partnership Agreement was amended to allow for the issuance of a newly created senior unit, in connection with an acquisition. Generally, these senior units were to be paid quarterly distributions in additional senior units equal to 10% per annum. Also, the senior units were structured to allow for a redemption by the MLP at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units also had the right, at dates in the future and subject to certain events and conditions, to convert any outstanding senior units into common units.

On June 5, 2000, the MLP's Partnership Agreement was amended to allow the General Partner to have an option in maintaining its 1% general partner interest concurrent with the issuance of other additional equity. Prior to this amendment, the General Partner was required to make capital contributions to maintain its 1% general partner interest concurrent with the issuance of any additional MLP equity. Also as part of this amendment, the General Partner's interest in the MLP's Common Units was converted from a General Partner interest to General Partner units.

On April 6, 2001, the MLP's Partnership Agreement was amended to reflect modifications made to the senior units, previously issued on December 17, 1999, and the common units owned by Ferrell. The senior units are to be paid quarterly distributions in cash equivalent to 10% per annum or $4 per senior unit. The amendment also granted the holder of the senior units the right, subject to certain events and conditions, to convert any outstanding senior units into common units at the earlier of December 31, 2005 or upon the occurrence of a material event as defined by the Partnership Agreement. Also as part of the amendment, Ferrell granted the Partnership the ability, until December 31, 2005, to defer future distributions on the common units held by it, up to an aggregate outstanding amount of $36,000,000.

B.  Summary of Significant Accounting Policies

     (1) Nature of operations: The Partnership is engaged primarily in the retail distribution of propane and related equipment and supplies in the
     United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. The Partnership serves more than 1,000,000 residential, industrial/commercial and agricultural customers.

     (2) Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial  statements  and the  reported  amounts of revenues  and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include reserves that have been established for product liability and other claims.

     (3) Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership and its wholly-owned subsidiary, Ferrellgas Partners Finance Corp. The Company's 1.0101% General Partner interest in Ferrellgas, L.P. is accounted for as a minority interest. The wholly-owned subsidiary of the OLP, Ferrellgas Receivables, LLC, is accounted for using the equity method of accounting. All material intercompany profits, transactions and balances have been eliminated.

     (4) Cash and cash equivalents: For purposes of the Consolidated Statements of Cash Flows, the Partnership considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.

     (5) Inventories: Inventories are stated at the lower of cost or market using average cost and actual cost methods. The Partnership enters into commodity derivative contracts involving propane and related products to hedge, reduce risk and anticipate market movements. The fair value of these derivative contracts is classified as inventory.

     (6) Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. This change in accounting estimate resulted from a review by management of its tank values established through an independent tank valuation obtained in connection with a financing completed in December 1999. The Partnership, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable.

     (7) Goodwill: Goodwill is not amortized and is tested annually for impairment. Beginning in the first quarter of fiscal 2002, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 142 which modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. The Partnership tested goodwill for impairment at the time the statement was adopted and during the third quarter of fiscal 2002, and will continue to do so on an annual basis. The results of these impairment tests did not have a material effect on the Partnership's financial position, results of operations and cash flows. The Partnership did not recognize any impairment losses as a result of these tests.

     (8) Intangible assets: Intangible assets, consisting primarily of customer lists and noncompete notes, are stated at cost, net of amortization calculated using either straight-line or accelerated methods over periods ranging from two to 15 years. The Partnership reviews identifiable intangibles for impairment in a similar manner as with long-lived assets. The Partnership, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable.

     (9) Accounting for derivative commodity contracts: The Partnership enters into commodity options involving propane and related products to specifically hedge certain product cost risk. Any changes in the fair value of these specific cash flow hedge positions are deferred and included in other comprehensive income and recognized as an adjustment to the overall purchase price of product in the month the purchase contract is settled. The Partnership also enters into other commodity forward and futures purchase/sale agreements and commodity swaps and options involving propane and related products, which are not specific hedges to a certain product cost risk, but are used for risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject the Partnership to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried on the Consolidated Balance Sheets at fair value with changes in that value recognized in earnings. The Partnership classifies all gains and losses from these derivative commodity contracts entered into for product risk management purposes as cost of product sold on the Consolidated Statements of Earnings.

     (10) Revenue recognition: Sales of propane are recognized by the Partnership at the time product is delivered to its customers. Revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service.

     (11) Income taxes: The MLP is a limited partnership. As a result, the MLP's earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, the MLP unitholders. Accordingly, no recognition has been given to income taxes in the accompanying Consolidated Financial Statements of the Partnership. Net earnings for financial statement purposes may differ significantly from taxable income reportable to MLP unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

     (12) Net earnings per common unit: Net earnings (loss) per common unit is computed by dividing net earnings, after deducting the General Partner's 1% interest and accrued and paid senior unit distributions, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. There was a less than $0.01 effect on the dilutive earnings per unit calculation when making the assumption that all outstanding unit options were exercised into common units.

     (13) Unit and stock-based compensation: The Partnership accounts for its Unit Option Plan and the Ferrell Companies Incentive Compensation Plan using the intrinsic value method under the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     (14) Segment information: The Partnership is a single reportable operating segment engaging in the retail distribution of propane and related equipment and supplies.

     (15)  Adoption  of  new  accounting  standards:  The  Financial  Accounting
     Standards Board (FASB) recently issued SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities."

     SFAS No. 141 requirements include, among other things, that all business combinations be accounted for by a single method - the purchase method. It applies to all business combinations initiated after June 30, 2001. The Partnership has historically accounted for business combinations using the purchase method; therefore, this new statement will not have a substantial impact on how the Partnership accounts for future combinations.

     SFAS No. 142 modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. The Partnership adopted SFAS No. 142 beginning in the first quarter of fiscal 2002. This adoption resulted in a reclassification to goodwill of both assembled workforce and other intangible assets. Although there was no cash flow effect, the Partnership's amortization expense decreased by $10,600,000 in fiscal 2002, compared to the amortization that would have been recorded had the new accounting statement not been issued. This new standard also required us to test goodwill for impairment at the time the standard was adopted and also on an annual basis. The results of these impairment tests did not have a material effect on the Partnership's financial position, results of operations and cash flows. The Partnership did not recognize any impairment losses as a result of these tests.

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. The Partnership will implement SFAS No. 143 beginning in the fiscal year ending July 31, 2003, and expects to record a one-time reduction to earnings during the first quarter of fiscal 2003, as a cumulative change in accounting principle, of approximately $2,800,000. The Partnership believes the implementation will not have a material ongoing effect on its financial position, results of operations and cash flows.

     SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The Partnership will implement SFAS No. 144 beginning in the fiscal year ending July 31, 2003, and believes the implementation will not have a material effect on its financial position, results of operations and cash flows.

     SFAS No. 145 eliminates the requirement that material gains and losses resulting from the early extinguishment of debt be classified as an extraordinary item in the results of operations. Instead, companies must evaluate whether the transaction meets both the criteria of being unusual in nature and infrequent in occurrence. Other aspects of SFAS No. 145 relating to accounting for intangibles assets of motor carriers and accounting for certain lease modifications do not currently apply to the Partnership. The Partnership will implement SFAS No. 145 beginning in the fiscal year ending July 31, 2003, and believes the implementation will not have a material effect on its financial position, results of operations and cash flows.

     SFAS No. 146 modifies the financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, the statement requires the liability to be recognized and measured initially at fair value. Under previous rules, liabilities for exit costs were recognized at the date of the entity's commitment to an exit plan. The Partnership will adopt and implement SFAS No. 146 for any exit or disposal activities that are initiated after July 31, 2002. The Partnership believes the implementation will not have a material effect on its financial position, results of operations and cash flows.

     (16) Reclassifications: Certain reclassifications have been made to the prior years' Consolidated Financial Statements to conform to the current year's Consolidated Financial Statements' presentation.


C.  Quarterly Distributions of Available Cash

     The Partnership makes quarterly cash distributions of all of its "available cash", generally defined as consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the General Partner for future requirements. Reserves are retained in order to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending January, April, July and October to holders of record on the applicable record date.

     Distributions by the MLP in an amount equal to 100% of its available cash, as defined in its Partnership Agreement, will be made to the senior and common unitholders and the general partner. Additionally, the payment of incentive distributions to the holders of incentive distribution rights will be made to the extent that certain target levels of cash distributions are achieved. The senior units have certain distribution and preference rights over the common units. The publicly held common units have certain distribution preference rights over the common units held by Ferrell Companies.

     On April 6, 2001, the Partnership modified the structure of its outstanding senior units and increased the cash distribution coverage to its publicly held common unitholders. Among other changes, the senior units were modified to allow the holder to be paid a quarterly distribution in cash instead of in additional senior unit distributions. See Note A for additional information about the modifications to the senior units. In addition, Ferrell Companies, Inc., the beneficial owner of 17,855,087 common units, granted the Partnership the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36,000,000. The ability to defer distributions to Ferrell provides the MLP's public common unitholders distribution support until December 31, 2005. This new distribution support is available if the Partnership's available cash for any fiscal quarter is insufficient to pay all of the common unitholders their quarterly distribution. The MLP will first pay a distribution to the senior units and then will pay a distribution out of the remaining available cash to the publicly-held common units. Any remaining available cash will then be used to pay a distribution on the common units held by Ferrell. Any quarterly distribution paid per unit to the publicly-held common units that is not able to be paid on the Ferrell-owned common units will be deferred, within certain limits, and paid to Ferrell in future quarters when available cash is sufficient. If insufficient available cash should exist for a particular quarter or any previous deferred distributions to Ferrell remain outstanding, the distribution declared per common unit may not be more than the highest quarterly distribution paid on the common units for any of the immediately preceding four fiscal quarters. If the cumulative amount of deferred quarterly distributions to Ferrell were to reach $36,000,000, the common units held by Ferrell will then be paid in the same priority as the publicly-held common units. After payment of all required distributions for any subsequent period, the MLP will use any remaining available cash to reduce any amount previously deferred on the common units held by Ferrell. Reductions in amounts previously deferred will then again be available for future deferrals to Ferrell through December 31, 2005. In connection with these transactions, during fiscal 2001 the MLP incurred $3,277,000 in banking, legal and other professional fees that are classified as other charges in the Consolidated Statements of Earnings.

D.  Supplemental Balance Sheet Information

    Inventories consist of:

       (in thousands)                                 2002       2001
                                                    --------   --------
       Propane gas and related products             $29,169    $45,966
       Appliances, parts and supplies                18,865     19,318
                                                    --------   --------
                                                    $48,034    $65,284
                                                    ========   ========


     In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of July 31, 2002, in addition to the inventory on hand, the Partnership had committed to make net delivery of approximately 7,061,000 gallons at a fixed price.

    Property, plant and equipment consist of:

                                                                     Estimated
       (in thousands)                                               useful lives       2002          2001
                                                                    ------------    ---------     ---------
       Land and improvements                                            2-20        $ 40,781      $ 41,191
       Buildings and improvements                                         20          54,453        54,384
       Vehicles, including transport trailers                           8-20          77,226        76,611
       Furniture and fixtures                                              5           8,730         9,523
       Bulk equipment and district facilities                           5-30          93,816        90,930
       Tanks and customer equipment                                     5-30         473,324       472,593
       Computer equipment and software                                   2-5          29,530        25,515
       Computer software development in progress                         n/a          29,904           100
       Other                                                                           2,652         3,281
                                                                                    ---------     ---------
                                                                                     810,416       774,128
       Less:  accumulated depreciation                                               303,885       282,934
                                                                                    ---------     ---------
                                                                                    $506,531      $491,194
                                                                                    =========     =========


     In a non-cash transaction, the Partnership has recognized payables as of July 31, 2002, totaling $6,956,000 related to the development of new computer software. The Partnership capitalized $697,000 of interest expense related to the development of computer software for the year ended July 31, 2002. Depreciation expense totaled $27,915,000, $28,332,000, and $37,941,000 for the fiscal years ended July 31, 2002, 2001, and 2000, respectively. In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. Due to this change in the tank residual values, depreciation expense decreased by approximately $12,000,000 in both fiscal 2002 and 2001 or $0.33 and $0.38 per common unit, respectively, as compared to the depreciation that would have been recorded using the previously estimated residual values.

     Other current liabilities consist of:

       (in thousands)                                  2002          2001
                                                     --------      --------
       Accrued interest                              $22,382       $22,816
       Accrued payroll                                24,068        20,236
       Accrued insurance                               9,409         8,056
       Other                                          33,202        26,502
                                                     --------      --------
                                                     $89,061       $77,610
                                                     ========      ========


E.   Accounts Receivable Securitization

     On September 26, 2000, the OLP entered into an account receivable securitization facility with Bank One, NA. As part of this renewable 364-day facility, the OLP transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, LLC, a wholly-owned, special purpose entity, which sells its interest to a commercial paper conduit of Banc One, NA. The OLP does not provide any guarantee or similar support to the collectability of these receivables. The OLP structured the facility using a wholly-owned, qualifying special purpose entity in order to facilitate the transaction as required by Banc One, N.A. and to comply with the Partnership's various debt covenants. The OLP remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. The Partnership renewed the facility effective September 25, 2001, for a 364-day commitment with Bank One, NA and intends to renew the facility for an additional 364-day commitment on September 24, 2002. From the inception of this facility in September 2000 through July 31, 2002, the Partnership's cash flows related to this facility between the OLP and Ferrellgas Receivables are detailed as follows:

       (in thousands)                                                                    2002          2001
                                                                                      ----------    ----------
      Proceeds from new securitizations                                               $       -     $ 115,000
      Proceeds from collections reinvested in revolving period
         securitizations                                                                390,677       725,955
      Remittance of amounts collected on securitizations                               (421,677)     (809,955)
                                                                                      ----------    ----------
      Net proceeds (payments) - accounts receivable securitization                    $ (31,000)     $ 31,000
                                                                                      ==========    ==========
      Cash invested in unconsolidated subsidiary                                      $   1,017      $  3,399
                                                                                      ==========    ==========


     The level of funding available from this facility is currently limited to $60,000,000. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this transaction is reflected on the Partnership's Consolidated Financial Statements as a sale of accounts receivable and an investment in an unconsolidated subsidiary. The OLP retained servicing rights and the right to collect finance charges, however, the assets related to these retained interests at July 31, 2002 and 2001, had no material effect on the Consolidated Balance Sheet. The following table provides amounts recorded on the Partnership's statement of earnings and balance sheet.

       (in thousands)                                                                     2002        2001
                                                                                        --------    --------
      Statement of earnings information
      Loss on sale of receivables                                                       $ 3,862     $ 7,816
      Equity in earnings of unconsolidated subsidiary                                    (1,843)      2,205
      Service income                                                                     (1,285)     (1,326)
                                                                                        --------    --------
      Amount included in "Loss (gain) on disposal of assets and other"                  $   734     $ 8,695
                                                                                        ========    ========
      Balance sheet information
      Investment in unconsolidated subsidiary, included in "other assets"               $     -     $ 7,225
                                                                                        ========    ========

     These amounts reported in the Consolidated Statements of Earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables.

F.   Goodwill

     SFAS No. 142 modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. The Partnership adopted SFAS No. 142 beginning in the first quarter of fiscal 2002. This adoption resulted in a reclassification to goodwill of both assembled workforce and other intangible assets classified as other assets with remaining book value of $10,019,000. The changes in the carrying amount of goodwill for the year ended July 31, 2002, are as follows:

     (in thousands)                                                            Intangible    Other
                                                                  Goodwill       Assets      Assets
                                                                  ---------    ----------   --------
     Balance as of July 31, 2001, net of accumulated
        amortization                                              $114,171      $116,747    $16,101
     Reclassified to goodwill                                       10,019        (8,221)    (1,798)
     Additions during the period                                         -         3,866          -
     Amortization expense                                                -       (14,022)         -
     Reduction of investment in unconsolidated                                    (7,225)
        subsidiary (see Note E)                                          -             -
     Other changes                                                       -          (200)    (3,654)
                                                                  ---------    ----------   --------
     Balance as of July 31, 2002                                  $124,190      $ 98,170    $ 3,424
                                                                  =========    ==========   ========

     The remaining intangible assets are subject to amortization. The following table discloses our net earnings for the fiscal years ended July 31, 2001 and 2000, adding back the amortization expense related to goodwill and some intangible assets that are no longer amortized.

                                                                          For the year ended July 31,
                                                                        -------------------------------
     (in thousands)                                                       2002       2001        2000
                                                                        --------   --------    --------
     Reported net earnings                                              $59,959    $64,068      $  860
     Add back: Goodwill amortization                                          -     11,308       6,474
                                                                        --------   --------    --------
     Adjusted net earnings                                              $59,959    $75,376      $7,334
                                                                        ========   ========    ========

     Basic and diluted earnings per common unit:

                                                                          For the year ended July 31,
                                                                        ------------------------------
                                                                          2002       2001        2000
                                                                        --------   --------    --------
     Reported net earnings (loss) available to common unitholders         $1.34      $1.43      $(0.32)
     Goodwill amortization                                                    -       0.32        0.23
                                                                        --------   --------    --------
     Adjusted net earnings (loss) available to common unitholders         $1.34      $1.75      $(0.09)
                                                                        ========   ========    ========

G.   Intangible Assets, net

     Intangible assets, net consist of:

                                                July 31, 2002                                July 31, 2001
                                  -------------------------------------------   --------------------------------------------
                                     Gross                                         Gross
                                    Carrying      Accumulated                     Carrying      Accumulated
     (in thousands)                  Amount       Amortization         Net         Amount       Amortization          Net
                                    ---------    -------------      ---------     ---------     -------------      ---------
     Customer lists                 $208,662       $(124,860)       $83,802       $207,667        $(114,679)         $92,988
     Non-compete agreements           62,893         (48,525)        14,368         60,222          (44,684)          15,538
     Assembled workforce                   -               -              -          9,600           (1,379)           8,221
                                    ---------    -------------      ---------     ---------     -------------      ---------
       Total                        $271,555       $(173,385)       $98,170       $277,489        $(160,742)        $116,747
                                    =========    =============      =========     =========     =============      =========



     Customer lists have estimated lives of 15 years, while non-compete agreements have estimated lives ranging from two to 10 years.

     (in thousands)
     Aggregate Amortization Expense:
                                        2002              2001            2000
                                      --------          --------        --------
     For the year ended July 31,      $14,022           $16,883         $17,218


     (in thousands)
     Estimated Amortization Expense:

     For the year ended July 31, 2003                             $11,656
     For the year ended July 31, 2004                              10,682
     For the year ended July 31, 2005                              10,150
     For the year ended July 31, 2006                               9,631
     For the year ended July 31, 2007                               8,991

H.   Long-Term Debt

     Long-term debt consists of:

    (in thousands)                                     2002             2001
                                                     --------         --------
    Senior Notes
      Fixed rate, 7.16% due 2005-2013 (1)            $350,000         $350,000
      Fixed rate, 9.375%, due 2006 (2)                160,000          160,000
      Fixed rate, 8.8%, due 2006-2009 (3)             184,000          184,000

    Notes payable, 7.6% and 7.9% weighted
      average interest rates, respectively,
      due 2002 to 2011                                 12,177           12,566
                                                     --------         --------
                                                      706,177          706,566
    Less:  current portion, included in other
      current liabilities                               2,319            1,784
                                                     --------         --------
                                                     $703,858         $704,782
                                                     ========         ========



     (1) The OLP fixed rate Senior Notes ("$350 million Senior Notes"), issued in August 1998, are general unsecured obligations of the OLP and rank on an equal basis in right of payment with all senior indebtedness of the OLP and senior to all subordinated indebtedness of the OLP. The outstanding principal amount of the Series A, B, C, D and E Notes shall be due on August 1, 2005, 2006, 2008, 2010, and 2013, respectively. In general, the OLP does not have the option to prepay the Notes prior to maturity without incurring prepayment penalties.

     (2) The Partnership has a commitment to redeem on September 24, 2002, the MLP fixed rate Senior Secured Notes ("MLP Senior Secured Notes"), issued in April 1996, with the proceeds expected from $170,000,000 of MLP fixed rate Senior Notes. The Partnership anticipates that it will recognize an approximate $7,100,000 charge to earnings related to the premium and other costs incurred to redeem the notes plus the write-off of financing costs related to the original issuance of the MLP Senior Secured Notes. The MLP Senior Secured Notes are secured by the MLP's partnership interest in the OLP. The MLP Senior Secured Notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year.

     (3) The OLP fixed rate Senior Notes ("$184 million Senior Notes"), issued in February 2000, are general unsecured obligations of the OLP and rank on an equal basis in right of payment with all senior indebtedness of the OLP and senior to all subordinated indebtedness of the OLP. The outstanding principal amount of the Series A, B and C Notes are due on August 1, 2006, 2007 and 2009, respectively. In general, the OLP does not have the option to prepay the Notes prior to maturity without incurring prepayment penalties.

     At July 31, 2002, the unsecured $157,000,000 Credit Facility (the "Credit Facility"), expiring June 2003, consisted of a $117,000,000 unsecured working capital, general corporate and acquisition facility, including a letter of credit facility, and a $40,000,000 revolving working capital facility. This $40,000,000 facility is subject to an annual reduction in outstanding balances to zero for thirty consecutive days. All borrowings under the Credit Facility bear interest, at the borrower's option, at a rate equal to either a) LIBOR plus an applicable margin varying from 1.25% to 2.25% or, b) the bank's base rate plus an applicable margin varying from 0.25% to 1.25%. The bank's base rate at July 31, 2002 and 2001 was 4.75% and 6.75%, respectively. In addition, a commitment fee is payable on the daily unused portion of the credit facility (generally a per annum rate of 0.0375% at July 31, 2002).

     The Partnership had no short-term borrowings outstanding under the credit facility at July 31, 2002 and 2001. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $40,614,000 and $46,660,000, respectively. At July 31, 2002, the
     Partnership had $116,386,000 of funding available. The Partnership incurred commitment fees of $445,000 and $460,000 in fiscal 2002 and 2001, respectively. Effective July 16, 2001, the credit facility was amended to increase the letter of credit sub-facility availability from $60,000,000 to $80,000,000.

     Effective April 27, 2000, the MLP entered into an interest rate swap agreement with Bank of America, related to the semi-annual interest payment due on the MLP Senior Secured notes. The swap agreement, which was terminated at the option of the counterparty on June 15, 2001, required the counterparty to pay the stated fixed interest rate every six months. In exchange, the MLP was required to make quarterly floating interest rate payments based on an annual interest rate equal to the three month LIBOR interest rate plus 1.655% applied to the same notional amount of $160,000,000. The Partnership resumed paying the stated fixed interest rate effective after June 15, 2001.

     On December 17, 1999, in connection with the purchase of Thermogas, LLC ("Thermogas acquisition") (see Note P), the OLP assumed a $183,000,000 loan that was originally issued by Thermogas, LLC ("Thermogas") and had a maturity date of June 30, 2000. On February 28, 2000, the OLP issued $184,000,000 of Senior Notes at an average interest rate of 8.8% in order to refinance the $183,000,000 loan. The additional $1,000,000 in borrowings was used to fund debt issuance costs.

     The MLP Senior Secured Notes, the $350 million and $184 million Senior Notes and the Credit Facility agreement contain various restrictive covenants applicable to the MLP and OLP and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, the Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Partnership fails to meet certain coverage tests. The Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

     The scheduled annual principal payments on long-term debt are to be $2,319,000 in 2003, $2,134,000 in 2004, $2,299,000 in 2005, $271,313,000 in
     2006, $59,039,000 in 2007 and $369,073,000 thereafter.

I.   Partners' Capital

     On July 31, 2002, the Partnership's capital consisted of 2,782,211 senior units, 36,081,203 common units, and 392,556 general partner units which equal a 1% General Partner interest. The Partnership Agreement contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

     In connection with the Thermogas acquisition on December 17, 1999 (See Note
     P) , the Partnership issued 4,375,000 senior units to a subsidiary of The Williams Companies, Inc. ("Williams"). Ferrellgas, Inc. contributed $1,768,000 to Ferrellgas Partners, L.P. and $1,803,000 to Ferrellgas, L.P. in order to maintain its 1% and 1.0101% general partner interest in each respective entity. On April 6, 2001, an entity owned by James E. Ferrell, the Chairman, Chief Executive Officer and President of the General Partner, purchased all senior units held by Williams, who prior to the transaction agreed to certain modifications to the senior units. See Note A for more information on the modifications to the senior units.

     The Partnership maintains shelf registration statements for common units representing limited partner interests in the Partnership. One of the shelf registration statements allows for common units to be issued from time to time by the Partnership in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions. The Partnership also maintains another shelf registration statement for the issuance of common units, deferred participation units, warrants and debt securities. The Partnership Agreement allows the General Partner to issue an unlimited number of additional Partnership general and limited interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the General Partner without the approval of any unitholders. On June 8, 2001, the Partnership received $84,865,000 net of issuance costs pursuant to the issuance of 4,500,000 common units to the public. The Partnership then used these proceeds to redeem 2,048,697 senior units and related accrued but unpaid distributions. These common units issued to the public on June 8, 2001, were entitled to the same distribution to be paid to the already outstanding publicly held common units for the quarter ended July 31, 2001. The Partnership also made redemptions of 37,915 senior units in July 2001 and 19,411 in February 2002. The Partnership issued 55,350 and 101,250 common units during the fiscal year ended July 31, 2002 and 2001, respectively, pursuant to the unit option plan (see Note N). The Partnership issued 117,487 common units as part of the purchase price of acquisitions during the fiscal year ended July 31, 2002.

     During 1994, the Partnership issued subordinated units, all of which were held by Ferrell for which there was no established public trading market. Effective August 1, 1999, the subordinated units were converted to common units because certain financial tests, which were primarily related to making the minimum quarterly distribution on all units, were satisfied for each of the three consecutive four quarter periods ended July 31, 1999.

J.   Derivatives

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the Consolidated Balance Sheet at fair value. As a result of implementing SFAS No. 133 at the beginning of fiscal 2001, the Partnership recognized in its first quarter of fiscal 2001, gains totaling $709,000 and $299,000 in accumulated other comprehensive income and the Consolidated Statements of Earnings, respectively. In addition, beginning in the first quarter of fiscal 2001, the Partnership recorded subsequent changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the Consolidated Statements of Earnings. The Partnership's overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Other derivatives are entered into to reduce interest rate risk associated with long term debt and lease obligations. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk. The Partnership uses cash flow hedges to manage exposures to product purchase price risk and uses both fair value and cash flow hedges to manage exposure to interest rate risks.

     Fluctuations in the wholesale cost of propane expose the Partnership to purchase price risk. The Partnership purchases propane at various prices that are eventually sold to its customers, exposing the Partnership to future product price fluctuations. Also, certain forecasted transactions expose the Partnership to purchase price risk. The Partnership monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. The Partnership uses derivative contracts to hedge a portion of its forecasted purchases for up to one year in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (OCI) and are recognized in the Consolidated Statements of Earnings when the forecasted transaction impacts earnings. The $136,000 risk management fair value adjustment classified as other comprehensive income in the Consolidated Statements of Partners' Capital at July 31, 2002, will be recognized in the Consolidated Statements of Earnings during fiscal 2003. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold on the Consolidated Statements of Earnings. The fair value of the derivatives related to purchase price risk are classified on the Consolidated Balance Sheets as inventories.

     Through its risk management trading activities, the Partnership also purchases and sells derivatives that are not designated as accounting hedges to manage other risks associated with commodity prices. Emerging Issues Task Force issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" applies to these activities. The types of contracts utilized in these activities include energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets, and futures and options traded on the New York Mercantile Exchange. The Partnership utilizes published settlement prices for exchange traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. The changes in fair value of these risk management trading activities are recognized as they occur in cost of product sold in the Consolidated Statements of Earnings. During fiscal years ended July 31, 2002, 2001 and 2000, the Partnership recognized risk management trading gains (losses) related to derivatives not designated as accounting hedges of $(6,148,000), $23,320,000, and $28,413,000, respectively.

     Estimates related to our risk management trading activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. Assuming a hypothetical 10% adverse change in prices for the delivery month of all energy commodities, the potential loss in future earnings of such a change is estimated at $1,100,000 for risk management trading activities as of July 31, 2002. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%.

     The following table summarizes the change in the unrealized fair value of contracts from risk management trading activities for the fiscal years ended July 31, 2002 and 2001. This table summarizes the contracts where settlement has not yet occurred.

                                                                                           Fiscal year ended
     (in thousands)                                                                             July 31,
                                                                                      --------------------------
                                                                                         2002            2001
                                                                                      ----------      ----------
     Unrealized (losses) in fair value of contracts outstanding
     at beginning of year                                                              $(12,587)      $    (359)
     Unrealized gains and (losses) recognized at inception                                 -               -
     Unrealized gains and (losses) recognized as a result of changes in
         valuation techniques or assumptions                                               -               -
     Other unrealized gains and (losses) recognized                                      (6,148)         23,320
     Less:  realized gains and (losses) recognized                                      (14,166)         35,548
                                                                                      ----------      ----------
     Unrealized (losses) in fair value of contracts outstanding at end of year        $  (4,569)      $ (12,587)
                                                                                      ==========      ==========

     The following table summarizes the maturity of these contracts for the valuation methodologies we utilize as of July 31, 2002 and 2001. This table summarizes the contracts where settlement has not yet occurred.

     (in thousands)                                                           Fair Value of Contracts
                                                                                   at Period-End
                                                                          ---------------------------------
                                                                                                Maturity
                                                                                             greater than 1
                                                                          Maturity                year
                                                                          less than          and less than
                         Source of Fair Value                               1 year             18 months
     -------------------------------------------------------------        ----------         --------------

     Prices actively quoted                                                $   (328)            $     -
     Prices provided by other external sources                               (4,225)                   (16)
     Prices based on models and other valuation methods                        -                      -
                                                                          ----------         --------------
     Unrealized  (losses) in fair value of contracts  outstanding
          at July 31, 2002                                                  $(4,553)              $    (16)
                                                                          ==========         ==============

     Prices actively quoted                                                 $(2,535)              $   -
     Prices provided by other external sources                               (4,061)                (5,991)
     Prices based on models and other valuation methods                        -                      -
                                                                          ----------         --------------
     Unrealized  (losses) in fair value of contracts  outstanding
          at July 31, 2001                                                  $(6,596)               $(5,991)
                                                                          ==========         ==============

     The following table summarizes the gross transaction volumes in barrels (one barrel equals 42 gallons) for risk management trading contracts that were physically settled for the years ended July 31, 2002, 2001 and 2000:

     (in thousands)
     Fiscal year ended July 31, 2002                               11,162
     Fiscal year ended July 31, 2001                               18,539
     Fiscal year ended July 31, 2000                               42,284


     The Partnership also uses forward contracts, not designated as accounting hedges under SFAS No. 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and sales as defined in SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, and thus are not adjusted to fair market value.

     As of July 31, 2002, the Partnership holds $706,177,000 in primarily fixed rate debt and $156,000,000 in variable rate operating leases. Fluctuations in interest rates subject the Partnership to interest rate risk. Decreases in interest rates increase the fair value of the Partnership's fixed rate debt, while increases in interest rates subject the Partnership to the risk of increased interest expense related to its variable rate debt and operating leases.

     The Partnership enters into fair value and cash flow hedges to help reduce its overall interest rate risk. Interest rate swaps were used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. The fair value of interest rate derivatives that are considered fair value or cash flow hedges are classified either as other current or long-term assets or as other current or long-term liabilities on the Consolidated Balance Sheets. Changes in the fair value of the fixed rate debt and any related fair value hedges are recognized as they occur in interest expense in the Consolidated Statements of Earnings. There were no such fair value hedges outstanding at July 31, 2002. Interest rate caps are used to hedge the risk associated with rising interest rates and their effect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps are designated as cash flow hedges and are outstanding at July 31, 2002. Thus, the effective portions of changes in the fair value of the hedges are recorded in OCI at interim periods and are recognized as interest expense in the Consolidated Statements of Earnings when the forecasted transaction impacts earnings. Cash flow hedges are assumed to hedge the risk of changes in cash flows of the hedged risk.

K.   Transactions with Related Parties

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $197,863,000, $194,519,000, and $179,033,000 for the years ended July 31, 2002, 2001, and
     2000, respectively, include compensation and benefits paid to officers and employees of the General Partner and general and administrative costs.

     On December 12, 2001, the Partnership issued 37,487 common units to Ferrell Propane, Inc., a subsidiary of the General Partner in connection with the acquisition of Blue Flame Bottle Gas (see Note P). The common unit issuance compensated Ferrell Propane for its retention of $725,000 of certain tax liabilities of Blue Flame.

     During fiscal 2000, Williams became a related party to the Partnership due to the Partnership's issuance of 4,375,000 senior units to a subsidiary of Williams as part of the Thermogas acquisition (See Notes I and P). In a noncash transaction, during fiscal 2001 and 2000, the Partnership paid quarterly senior unit distributions to Williams of $11,108,000 and $9,422,000, respectively, using additional senior units. In April 2001, Williams sold all its senior units to JEF Capital Management, Inc., an entity owned by James E. Ferrell, Chairman, Chief Executive Officer and President of the General Partner, and thereafter, ceased to be a related party of the Partnership. During fiscal 2001 and 2000, the Partnership recognized wholesale sales to Williams of $493,000 and $2,091,000, respectively. In connection with its normal purchasing and risk management activities, the Partnership entered into, with Williams as a counterparty, certain purchase, forward, futures, option and swap contracts. During fiscal 2001 and 2000 the Partnership recognized a net increase (decrease) to cost of sales of $(4,456,000) and $3,645,000, respectively, related to these activities.

     During fiscal 2000, Williams provided propane supply and general and administrative services to the Partnership to assist in the integration of the acquisition. The Partnership paid $67,547,000, $4,062,000 and $176,000 to Williams in fiscal 2000 and classified these costs to cost of product sold, general and administrative expenses and operating expenses, respectively.

     On April 6, 2001, Williams approved amendments to the MLP partnership agreement related to certain terms of the senior units. Williams then sold all of the senior units for a purchase price of $195,529,000 plus accrued and unpaid distributions to JEF Capital Management. The senior units currently have all the same terms and preference rights in distributions and liquidation as when the units were owned by Williams.

     During fiscal 2001, the Partnership paid to JEF Capital Management $83,464,000 to redeem a total of 2,086,612 senior units and $5,750,000 in senior unit distributions. During fiscal 2002, the Partnership paid JEF Capital Management $776,445 to redeem a total of 19,411 senior units and $11,192,000 in senior unit distributions. In a noncash transaction, the Partnership accrued a senior unit distribution of $2,782,211 that will be paid to JEF Capital Management on September 13, 2002.

     Ferrell International Limited, FI Trading, Inc. and Ferrell Resources, LLC are beneficially owned by James E. Ferrell and thus are affiliates of the Partnership. The Partnership enters into transactions with Ferrell International Limited and FI Trading in connection with its risk management activities and does so at market prices in accordance with an affiliate trading policy approved by the General Partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During fiscal 2002, 2001 and 2000, the Partnership recognized net receipts (disbursements) from purchases, sales and commodity derivative transactions of $10,692,000, $(28,140,000), and $(8,508,000), respectively. These net purchases, sales and commodity derivative transactions with Ferrell International Limited and FI Trading, Inc. are classified as cost of product sold. Amounts due from Ferrell International Limited at July 31, 2002 and 2001 were $396,000 and $0, respectively. Amounts due to Ferrell International Limited at July 31, 2002 and 2001 were $266,000 and $0, respectively.

     During fiscal 2002, 2001 and 2000, Ferrell International Limited, FI Trading, Inc. and Ferrell Resources, LLC paid the Partnership a total of $40,000, $40,000, and $313,000, respectively, for accounting and administration services.

     The Partnership also leased propane tanks from Ferrell Propane, Inc., a subsidiary of the General Partner from October 1998 until February 2002, at which time, Ferrell Propane sold all its tanks to an unrelated entity. The Partnership recognized $300,000, $515,000, and $515,000 of lease expense during fiscal years 2002, 2001, and 2000.

L.   Contingencies and Commitments

     The Partnership is threatened with or named as a defendant in various lawsuits that, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that will have a material adverse effect on the financial condition, results of operations or cash flows of the Partnership. Currently, the Partnership is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business.

     On December 6, 1999, the OLP entered into, with Banc of America Leasing & Capital LLC, a $25,000,000 operating lease involving the sale-leaseback of a portion of the OLP's customer tanks. This operating lease has a term that expires June 30, 2003 and may be extended for two additional one-year periods at the option of the OLP, if such extension is approved by the lessor. On December 17, 1999, immediately prior to the closing of the Thermogas acquisition (See Note P), Thermogas entered into, with Banc of America Leasing & Capital LLC, a $135,000,000 operating lease involving a portion of its customer tanks. In connection with the Thermogas acquisition, the OLP assumed all obligations under the $135,000,000 operating lease, which has terms and conditions similar to the December 6, 1999, $25,000,000 operating lease discussed above. Prior to the end of these lease terms, the Partnership intends to secure additional financing in order to purchase the related customer tanks. No assurances can be given that such financing will be obtained or, if obtained, such financing will be on terms equally favorable to the Partnership.

     Effective June 2, 2000, the OLP entered into an interest rate cap agreement ("Cap Agreement") with Bank of America, related to variable quarterly rent payments due pursuant to two operating tank lease agreements. The variable quarterly rent payments are determined based upon a floating LIBOR based interest rate. The Cap Agreement, which expires June 30, 2003, requires Bank of America to pay the OLP at the end of each March, June, September and December the excess, if any, of the applicable three month floating LIBOR interest rate over 9.3%, the cap, applied to the total obligation due each quarter under the two operating tank lease agreements. The total obligation under these two operating tank lease agreements as of July 31, 2002 and 2001 was $156,000,000 and $157,600,000, respectively.

     The 2,782,211 senior units outstanding as of July 31, 2002 have a liquidating value of $40 per unit or $111,288,000. The senior units are redeemable by the Partnership at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units has the right, subject to certain events and conditions, to convert any outstanding senior units into common units at the earlier of December 31, 2005 or upon the occurrence of a material event as defined by the Partnership Agreement. Such conversion rights are contingent upon the Partnership not previously redeeming such securities.

     Certain property and equipment is leased under noncancelable operating leases which require fixed monthly rental payments and which expire at various dates through 2020. Rental expense under these leases totaled $36,959,000, $42,420,000, and $35,292,000 for the years ended July 31,
     2002, 2001, and 2000, respectively. Future minimum lease commitments for such leases in the next five years, including the aforementioned operating tank leases, are $26,986,000 in 2003, $13,478,000 in 2004, $10,223,000 in
     2005, $8,228,000 in 2006 and $5,020,000 in 2007.

     In addition to the future minimum lease commitments, the Partnership plans to purchase vehicles and computers at the end of their lease terms totaling $158,577,000 in 2003, $4,738,000 in 2004, $4,105,000 in 2005, $2,076,000 in
     2006 and $6,944,000 in 2007. The Partnership intends to renew other vehicle, tank and computer leases that would have had buyouts of $5,039,000 in 2003 and $311,000 in 2004.

M.   Employee Benefits

     The Partnership has no employees and is managed and controlled by the General Partner. The Partnership assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the General Partner.

     Ferrell makes contributions to the ESOT which causes a portion of the shares of Ferrell owned by the ESOT to be allocated to employees' accounts over time. The allocation of Ferrell shares to employee accounts causes a non-cash compensation charge to be incurred by the Partnership, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in the Partnership's Consolidated Statements of Earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charge has increased from fiscal 2000 to fiscal 2001 primarily due to the effect of employees added to the company from the Thermogas acquisition (see Note P). This charge increased from fiscal 2001 to fiscal 2002 primarily due to the increase in the fair value of the Ferrell shares allocated to employees. The Partnership is not obligated to fund or make contributions to the ESOT.

     The General Partner and its parent, Ferrell, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all employees with more than one year of service. With the establishment of the ESOP in July 1998, the Company suspended future profit sharing contributions to the plan beginning with fiscal year 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Unlike the profit sharing contributions, these matching contributions were not eliminated with the establishment of the ESOP. Contributions for the years ended July 31, 2002, 2001, and 2000, were $2,773,000, $3,235,000, and $2,869,000, respectively, under the 401(k)
     provisions.

     The General Partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The General Partner's funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. As of July 31, 2002 and 2001, other comprehensive income was reduced and other liabilities were increased $527,000 and $2,092,000, respectively because the accumulated benefit obligation of this plan exceeded the fair value of plan assets.

N.   Unit Options of the  Partnership  and Stock  Options of Ferrell  Companies,
     Inc.

     Prior to April 19, 2001, the Second Amended and Restated Ferrellgas Unit Option Plan (the "unit option plan") authorized the issuance of options (the "unit options") covering up to 850,000 of the MLP's common units to employees of the General Partner or its affiliates. Effective April 19, 2001, the unit option plan was amended to authorize the issuance of options covering an additional 500,000 common units. The unit option plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan from the unitholders of the MLP was not required. The Board of Directors of the General Partner administers the unit option plan, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the unit option plan. No single officer or director of the General Partner may acquire more than 314,895 common units under the unit option plan. The unit options outstanding as of July 31, 2002, are exercisable at exercise prices ranging from $16.80 to $21.67 per unit, which was an estimate of the fair market value of the units at the time of the grant. In general, the options currently outstanding under the unit option plan vest over a five-year period, and expire on the tenth anniversary of the date of the grant.

                                                                     Number          Weighted           Weighted
                                                                       Of             Average            Average
                                                                     Units        Exercise Price       Fair Value
                                                                  -----------     --------------       ----------
          Outstanding, August 1, 1999                                782,025           $18.23
          Granted                                                       -                 -              $   -
          Forfeited                                                  (60,500)           19.38
                                                                  -----------
          Outstanding, July 31, 2000                                 721,525            18.13
          Granted                                                    651,000            17.90               2.56
          Exercised                                                 (101,250)           16.80
          Forfeited                                                  (42,075)           19.27
                                                                  -----------
          Outstanding, July 31, 2001                               1,229,200            18.08
          Granted                                                       -                 -                  -
          Exercised                                                  (55,350)           16.80
          Forfeited                                                  (98,450)           18.04
                                                                  -----------
          Outstanding, July 31, 2002                               1,075,400            18.15
                                                                  -----------
          Options exercisable, July 31, 2002                         594,725            18.25
                                                                  -----------


                                                                  Options Outstanding at July 31, 2002
                                                                  ------------------------------------
          Range of option prices at end of year                             $16.80-$21.67
          Weighted average remaining contractual life                         6.2 Years


     The Ferrell Companies Incentive Compensation Plan (the "ICP") was established by Ferrell to allow upper middle and senior level managers of the General Partner to participate in the equity growth of Ferrell. The shares underlying the stock options are common shares of Ferrell, therefore, there is no potential dilution of the Partnership. The Ferrell ICP stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control of Ferrell, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell debt, but in no event later than 20 years from the date of issuance.

     The Partnership accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for the unit option plan, or for the ICP. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Partnership's net income (loss) and earnings (loss) per unit would have been adjusted as noted in the table below:

      (in thousands, except per unit amounts)                      2002        2001        2000
                                                                 --------    --------    --------
       Net earnings (loss) available to common unitholders
       as reported                                               $48,299     $45,594    $(10,146)

       Pro forma adjustment                                          (10)       (498)        (79)
                                                                 --------    --------   ---------

       Net earnings (loss) available to common unitholders
       as adjusted                                               $48,289     $45,096    $(10,225)
                                                                 ========    ========   =========

       Pro forma basic and diluted net earnings
         (loss) per common unit                                    $1.34     $  1.41    $  (0.32)
                                                                 ========    ========   =========


     The fair value of the unit options granted during fiscal 2001 was determined using a binomial option valuation model with the following assumptions: a) distribution amount of $0.50 per unit per quarter, b) average common unit price volatility of 23.2%, c) the risk-free interest rate used was 4.4%, and d) the expected life of the option used was five years. The fair value of the Ferrell Companies, Inc. ICP stock options granted during the 2002, 2001 and 2000 fiscal years were determined using a binomial option valuation model with the following assumptions: a) no dividends, b) average stock price volatility of 19.2%, 13.2% and 10.1% used in 2002, 2001 and 2000, respectively, c) the risk-free interest rate used was 4.3%, 5.2% and 6.4% in 2002, 2001 and 2000, respectively and d)
     expected life of the options between five and 12 years.


O.   Disclosures About Fair Value of Financial Instruments

     The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of the Partnership's long-term financial instruments was $710,228,000 and $681,060,000 as of July 31, 2002 and 2001, respectively. The fair value is estimated based on quoted market prices.

     Interest Rate Collar, Cap and Swap Agreements. The Partnership from time to time has entered into various interest rate collar, cap and swap agreements involving, among others, the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. During fiscal 2001, an interest rate collar agreement expired and a swap agreement was terminated by a counterparty. As of July 31, 2002, an interest rate cap agreement with a counterparty who is a large financial institution remained in place. The fair value of this interest rate cap agreement at July 31, 2002 and 2001 was de minimis.


P.  Business Combinations

     During the year ended July 31, 2002, the Partnership acquired three retail propane businesses with an aggregate value at $10,790,000.

     o Blue Flame Bottle Gas, based in southern Arizona

     o Alabama Butane Co., based in central and south Alabama

     o Alma Farmers Union Co-op, based in western Wisconsin

     These purchases were funded by $6,294,000 of cash payments and, in noncash transactions, the issuance of 117,487 common units valued at an aggregate of $2,325,000, and $2,171,000 of notes payable to the seller. The aggregate value was allocated as follows: $7,064,000 for fixed assets such as customer tanks, buildings and land, $2,671,000 for non-compete agreements, $1,195,000 for customer lists, $32,000 for other assets and $(172,000) for net working capital. Net working capital was comprised of $556,000 of current assets and $728,000 of current liabilities. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

     During the year ended July 31, 2001, the Partnership made acquisitions of three businesses with an aggregate value at $418,000. The purchases were funded by $200,000 of cash payments and, in a non-cash transaction, the issuance of $218,000 of notes payable to the seller. Non-compete agreements and customer lists were assigned values of $228,000 and $4,000, respectively.

     On December 17, 1999, the Partnership purchased Thermogas from a subsidiary of Williams. At closing the Partnership entered into the following noncash transactions: a) issued $175,000,000 in senior units to the seller, b) assumed a $183,000,000 loan, (see Note H) and c) assumed a $135,000,000 operating lease (see Note L). After the conclusion of these acquisition-related transactions, including the merger of the OLP and Thermogas, the Partnership acquired $61,842,000 of cash, which remained on the Thermogas balance sheet at the acquisition date. The Partnership paid $17,146,000 in additional costs and fees related to the acquisition. As part of the Thermogas acquisition, the OLP agreed to reimburse Williams for the value of working capital received by the Partnership in excess of $9,147,500. On June 6, 2000, the OLP and Williams agreed upon the amount of working capital that was acquired by the Partnership on December 17, 1999. The OLP reimbursed Williams $5,652,500 as final settlement of this working capital reimbursement obligation. In fiscal 2000, the Partnership had accrued $7,033,000 in involuntary employee termination benefits and exit costs, which it expected to incur within twelve months from the acquisition date as it implemented the integration of the Thermogas operations. This accrual included $5,870,000 of termination benefits and $1,163,000 of costs to exit Thermogas activities. The Partnership paid $2,788,000 and $1,306,000 for termination benefits and $491,000 and $890,000 for exit costs in fiscal years 2001 and 2000, respectively. The remaining liability for termination benefits and exit costs was reduced in fiscal 2001 by $1,558,000 as an adjustment to goodwill.

     Prior to the issuance of SFAS No. 141, "Business Combinations," the total assets contributed to the OLP (at the Partnership's cost basis) were allocated as follows: (a) working capital of $16,870,000, (b) property, plant and equipment of $140,284,000, (c) $60,200,000 to customer list with an estimated useful life of 15 years, (d) $9,600,000 to assembled workforce with an estimated useful life of 15 years, (e) $3,071,000 to non-compete agreements with an estimated useful life ranging from one to seven years, and (f) $86,475,000 to goodwill at an estimated useful life of 15 years. The transaction was accounted for as a purchase and, accordingly, the results of operations of Thermogas have been included in the Consolidated Financial Statements from the date of acquisition. Pursuant to the implementation of SFAS No. 141, assembled workforce was considered an acquired intangible asset that did not meet the criteria for recognition apart from goodwill. Effective August 1, 2000, the $8,221,000 carrying value of assembled workforce was reclassified to goodwill.

     The following pro forma financial information assumes that the Thermogas acquisition occurred as of August 1, 1999 (unaudited):

                                                             For the year
                                                                ended
                                                               July 31,
     (in thousands, except per unit amounts)                     2000
                                                             ------------
     Total revenues                                           $1,055,031
     Net loss                                                    (18,609)
     Common unitholders' interest in net loss                    (18,423)
     Basic and diluted loss per common unit                   $    (0.59)


     During the fiscal year ended July 31, 2000, the Partnership made acquisitions of two other businesses with an aggregate value of $7,183,000, in addition to the Thermogas acquisition. These purchases were funded by $6,338,000 of cash payments and the following noncash transactions: the issuance of $601,000 of notes payable to the seller, $46,000 of common units and $198,000 of other costs and consideration. Customer lists and non-compete agreements were assigned values of $2,056,000 and $601,000, respectively.

     All transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of all acquisitions have been included in the Consolidated Financial Statements from their dates of acquisition. The pro forma effect of these transactions, except those related to the Thermogas acquisition, was not material to the results of operations.


Q.   Earnings Per Common Unit

     In fiscal 2002, 71,253 unit options were considered dilutive, however, these additional units caused less than a $0.01 change between the basic and dilutive earnings per unit. In fiscal 2001 and 2000, the unit options were antidilutive. Below is a calculation of the basic and diluted earnings per unit on the Consolidated Statements of Earnings. For diluted earnings per unit purposes, the senior units were excluded as they are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. In order to compute the basic and diluted earnings per common unit, the distributions on senior units are subtracted from net earnings to compute net earnings available to common unitholders.

     (in thousands, except per unit data)

                                               For the year ended July 31,
                                           -----------------------------------
                                              2002        2001         2000
                                           ---------    ---------    ---------
     Net earnings (loss) available
      to common unitholders                 $48,299      $45,594     $(10,146)
                                           ---------    ---------    ---------

     Weighted average common
      units outstanding                    36,022.3     31,987.3     31,306.7

     Basic and diluted earnings
      (loss) per common unit                $  1.34      $  1.43     $  (0.32)
                                           =========    =========    =========

R.   Quarterly Data (unaudited)

     The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation. Due to the seasonality of the retail distribution of propane, first and fourth quarter revenues, gross profit and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of net earnings (loss) per common unit by quarter may not equal the net earnings (loss) per common unit for the year due to variations in the weighted average units outstanding used in computing such amounts.

(in thousands, except per unit data)
Fiscal year ended July 31, 2002
                                         First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                         -------------     --------------     -------------     --------------
Revenues                                     $245,243           $355,738          $287,161           $146,654
Gross profit                                   95,296            179,147           152,521             74,395
Net earnings (loss)                           (13,502)            68,188            36,635            (31,362)
Net earnings (loss) per:
  common unit - basic                           (0.45)              1.80              0.93              (0.94)
Net earnings (loss) per:
  common unit - diluted                         (0.45)              1.80              0.93              (0.93)

Fiscal year ended July 31, 2001
                                         First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                         -------------     --------------     -------------     --------------
Revenues                                     $288,461           $641,817          $384,393           $153,999
Gross profit                                   92,141            234,150           152,801             59,461
Net earnings (loss)                           (17,565)            94,948            30,402            (43,717)
Net earnings (loss) per
  common unit - basic and
  diluted                                       (0.70)              2.85              0.81              (1.38)



                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ferrellgas Partners Finance Corp.
Liberty, Missouri

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.), as of July 31, 2002, and 2001, and the related statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Ferrellgas Partners Finance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.








DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 12, 2002



                            FERRELLGAS PARTNERS FINANCE CORP.
                 (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                                      BALANCE SHEETS



                                                                             July 31,
                                                                       --------------------
    ASSETS                                                               2002       2001
    ----------------------------------------------------------------   ---------  ---------
    Cash                                                                $1,000     $1,000
                                                                       ---------  ---------
    Total Assets                                                        $1,000     $1,000
                                                                       =========  =========



    STOCKHOLDER'S EQUITY
    ----------------------------------------------------------------
    Common stock, $1.00 par value; 2,000 shares
    authorized; 1,000 shares issued and outstanding                     $1,000     $1,000

    Additional paid in capital                                           2,061      1,662

    Accumulated deficit                                                 (2,061)    (1,662)
                                                                       ---------  ---------
    Total Stockholder's Equity                                          $1,000     $1,000
                                                                       =========  =========



                       See notes to financial statements.


                      FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                             STATEMENTS OF EARNINGS





                                                         For the year ended July 31,
                                                     -----------------------------------
                                                        2002         2001        2000
                                                     ----------   ----------  ----------

Revenues                                                   $ -          $ -         $ -

General and administrative expense                         399          425         463
                                                     ----------   ----------  ----------

Net loss                                                $ (399)      $ (425)     $ (463)
                                                     ==========   ==========  ==========







                       See notes to financial statements.


                                FERRELLGAS PARTNERS FINANCE CORP.
                    (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                               STATEMENTS OF STOCKHOLDER'S EQUITY



                                     Common stock       Additional    Accum-          Total
                                 ----------------------  paid in      ulated      stockholder's
                                   Shares     Dollars    capital      deficit         equity
                                 ----------- ---------- ----------- ------------ -----------------

   August 1, 1999                     1,000     $1,000        $774       $ (774)           $1,000

   Capital contribution               -          -             463        -                   463

   Net loss                           -          -          -              (463)             (463)
                                 ----------- ---------- ----------- ------------ -----------------
     July 31, 2000                    1,000      1,000       1,237       (1,237)            1,000

   Capital contribution               -          -             425       -                    425

   Net loss                           -          -          -              (425)             (425)
                                 ----------- ---------- ----------- ------------ -----------------
     July 31, 2001                    1,000      1,000       1,662       (1,662)            1,000

   Capital contribution               -          -             399        -                   399

   Net loss                           -          -           -             (399)            (399)
                                 ----------- ---------- ----------- ------------ -----------------
    July 31, 2002                     1,000     $1,000      $2,061      $(2,061)           $1,000
                                 =========== ========== =========== ============ =================


                       See notes to financial statements.

           FERRELLGAS PARTNERS FINANCE CORP.
      (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

          STATEMENTS OF CASH FLOWS




                                                            For the year ended July 31,
                                                         -----------------------------------
                                                            2002        2001        2000
                                                         -----------  ----------  ----------
Cash Flows From Operating Activities:
  Net loss                                                   $ (399)     $ (425)     $ (463)
                                                         -----------  ----------  ----------
      Cash used by operating activities                        (399)       (425)       (463)
                                                         -----------  ----------  ----------


Cash Flows From Financing Activities:
  Capital contribution                                          399         425         463
                                                         -----------  ----------  ----------
      Cash provided by financing activities                     399         425         463
                                                         -----------  ----------  ----------

Change in cash                                                -           -           -
Cash - beginning of year                                      1,000       1,000       1,000
                                                         -----------  ----------  ----------
Cash - end of year                                           $1,000      $1,000      $1,000
                                                         ===========  ==========  ==========


                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                          NOTES TO FINANCIAL STATEMENTS



A.       Formation

          Ferrellgas Partners Finance Corp. (the "Finance Corp."), a Delaware corporation, was formed on March 28, 1996 and is a wholly-owned subsidiary of Ferrellgas Partners, L.P. (the "Partnership").

          The Partnership contributed $1,000 to the Finance Corp. on April 8, 1996 in exchange for 1,000 shares of common stock.

B.       Commitment

          On April 26, 1996, the Partnership issued $160,000,000 of 9 3/8% Senior Secured Notes due 2006 (the "Senior Notes"). The Senior Notes became redeemable at the option of the Partnership, in whole or in part, at any time on or after June 15, 2001. On September 24, 2002, the Partnership has a commitment to redeem the Senior Notes, with the proceeds from $170,000,000 of newly issued fixed rate senior notes.

          Effective April 27, 2000, the Partnership entered into an interest rate swap agreement ("Swap Agreement") with Bank of America, related to the semi-annual interest payment due on the Senior Notes. The Swap Agreement, which was terminated by Bank of America on June 15, 2001, required Bank of America to pay the stated fixed interest rate (annual rate 9 3/8%) pursuant to the Senior Notes equaling $7,500,000 every six months due on each June 15 and December 15. In exchange, the Partnership was required to make quarterly floating interest rate payments on the 15th of March, June, September and December based on an annual interest rate equal to the 3 month LIBOR interest rate plus 1.655% applied to the same notional amount of $160,000,000. The Partnership resumed paying the stated fixed interest rate effective June 16, 2001.

          The Finance Corp. serves as a co-obligor for the Senior Notes.

C.       Income Taxes

          Income taxes have been computed as though the Company files its own income tax return. Deferred income taxes are provided as a result of temporary differences between financial and tax reporting using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.

          Due to the inability of the Company to utilize the deferred tax benefit of $821 associated with the current year net operating loss carryforward of $2,110, which expire at various dates through July 31, 2022, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the years ended July 31, 2002, 2001 or 2000, and there is no net deferred tax asset as of July 31, 2002 and 2001.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                           Page

Ferrellgas Partners, L.P. and Subsidiaries
Independent Auditors' Report on Schedules..................................S-2

Schedule I        Parent Company Only Balance Sheets as of
                  July 31, 2002 and 2001 and Statements of Earnings
                  and Cash Flows for the years ended July 31, 2002,
                  2001 and 2000............................................S-3


Schedule II       Valuation and Qualifying Accounts for the
                  years ended July 31, 2002, 2001 and 2000.................S-6

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas Partners, L.P. and subsidiaries (the "Partnership") as of July 31, 2002 and 2001, and for each of the three years in the period ended July 31, 2002 and have issued our report thereon, which included an explanatory paragraph for a change in accounting principles, dated September 12, 2002. Our audit also included the financial statement schedules listed in Item 15. These financial statement
schedules  are  the   responsibility  of  the  Partnership's   management.   Our
responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 12, 2002

                                                                     Schedule I
                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                                 BALANCE SHEETS
                                 (in thousands)

                                                            July 31,
                                                       -------------------
 ASSETS                                                  2002       2001
---------------------------------------------------    ---------  ---------

 Cash and cash equivalents                                $ 393      $ 215
 Prepaid expenses and other current assets                2,079        147
 Investment in Ferrellgas, L.P.                         180,401    196,737
 Other assets, net                                          423      3,019
                                                       ---------  ---------
    Total Assets                                       $183,296   $200,118
                                                       =========  =========




LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------

Other current liabilities                               $ 2,135    $ 2,131
Long term debt                                          160,000    160,000

Partners' Capital
  Senior unitholder                                     111,288    112,065
  Common unitholders                                    (28,320)   (12,959)
  General partner                                       (59,035)   (58,738)
  Accumulated other comprehensive income                 (2,772)    (2,381)
                                                       ---------  ---------
    Total Partners' Capital                              21,161     37,987
                                                       ---------  ---------

    Total Liabilities and Partners' Capital            $183,296   $200,118
                                                       =========  =========




                                                                     Schedule I
                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                             STATEMENT OF EARNINGS
                                 (in thousands)


                                              For the year ended July 31,
                                           --------------------------------
                                             2002        2001       2000
                                           ---------   ---------  ---------
Equity in earnings of Ferrellgas, L.P.     $ 75,588    $ 81,203   $ 15,907
Operating expense                                 2         -          -
Interest expense                             15,583      13,858     15,047
Other charges                                    44       3,277        -
                                           ---------   ---------  ---------

  Net earnings                             $ 59,959    $ 64,068      $ 860
                                           =========   =========  =========



                                                                   Schedule I

                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 For the year ended July 31,
                                                               -------------------------------
                                                                  2002       2001       2000
                                                               ----------  ---------  ---------
    Cash Flows From Operating Activities:
     Net earnings                                                $59,959    $64,068      $ 860
     Reconciliation of net earnings to
     net cash used in operating activities:
        Amortization of capitalized financing costs                  515        523        515
        Other                                                        192         48        -
        Equity in earnings of Ferrellgas, L.P.                   (75,588)   (81,203)   (15,907)
        Increase (decrease) in other current liabilities             (73)       289        -
        Increase (decrease) in accrued interest expense               77        148       (183)
                                                               ----------  ---------  ---------
          Net cash used in operating activities                  (14,918)   (16,127)   (14,715)
                                                               ----------  ---------  ---------

    Cash Flows From Investing Activities:
     Distributions received from Ferrellgas, L.P.                 99,051     83,133     77,962
                                                               ----------  ---------  ---------
          Net cash provided by investing activities               99,051     83,133     77,962
                                                               ----------  ---------  ---------

    Cash Flows From Financing Activities:
     Distributions to partners                                   (84,075)   (69,125)   (63,247)
     Issuance of common units, net of issuance costs                 -       84,865        -
     Redemption of senior units                                     (777)   (83,464)       -
     Proceeds from exercise of common unit options                   939      1,718        -
     Other                                                            16       (774)       -
     Net advance from (to) affiliate                                 (58)       (12)       -
                                                               ----------  ---------  ---------
          Net cash used by financing activities                  (83,955)   (66,792)   (63,247)
                                                               ----------  ---------  ---------

    Increase in cash and cash equivalents                            178        214        -
    Cash and cash equivalents - beginning of year                    215          1          1
                                                               ----------  ---------  ---------
    Cash and cash equivalents - end of year                        $ 393      $ 215        $ 1
                                                               ==========  =========  =========



                                                                    Schedule II

                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                      Balance at     Charged to                Deductions     Balance
                                      beginning        cost/         Other      (amounts       at end
            Description               of period       expenses     Additions   charged-off)   of period
----------------------------------   -----------     -----------   ---------   ------------   ---------
Year ended July 31, 2002
------------------------
Allowance for doubtful accounts          $3,159          $1,604          $0        $(3,296)     $1,467


Year ended July 31, 2001
------------------------
Allowance for doubtful accounts           2,388           3,029           0         (2,258)      3,159


Year ended July 31, 2000
------------------------
Allowance for doubtful accounts           1,296           2,349           0         (1,257)      2,388

