Form 10-Q
period 2004-04-30
FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 2004-06-14
CIK 1012493, 922358, 922359, 922360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 001-11331
                         333-06693
                         000-50182 and
                         000-50183


                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.
                                Ferrellgas, L.P.
                            Ferrellgas Finance Corp.

           (Exact name of registrants as specified in their charters)


              Delaware                                      43-1698480
              Delaware                                      43-1742520
              Delaware                                      43-1698481
              Delaware                                      14-1866671
          ----------------                              ------------------
 (States or other jurisdictions of                       (I.R.S. Employer
   incorporation or organization)                      Identification Nos.)

                   One Liberty Plaza, Liberty, Missouri 64068
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrants' telephone number, including area code: (816) 792-1600

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes    [ X ]  No    [   ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P.                                   Yes [ X ]  No  [   ]

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and
Ferrellgas Finance Corp.                                    Yes [   ]  No  [ X ]

At May 28, 2004, the registrants had common units or shares outstanding as follows:

        Ferrellgas Partners, L.P.              48,771,875           Common Units

        Ferrellgas Partners Finance Corp.           1,000           Common Stock

        Ferrellgas, L.P.                              n/a                n/a

        Ferrellgas Finance Corp.                    1,000           Common Stock

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.
                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.


                                Table of Contents

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)                                  Page
                                                                          ------

         Ferrellgas Partners, L.P. and Subsidiaries
         ------------------------------------------
         Condensed Consolidated Balance Sheets -
           April 30, 2004 and July 31, 2003                                   5

         Condensed Consolidated Statements of Earnings -
           Three and nine months ended April 30, 2004 and 2003                6

         Condensed Consolidated Statement of Partners' Capital -
           Nine months ended April 30, 2004                                   7

         Condensed Consolidated Statements of Cash Flows -
           Nine months ended April 30, 2004 and 2003                          8

         Notes to Condensed Consolidated Financial Statements                 9

         Ferrellgas Partners Finance Corp.
         ---------------------------------

         Condensed Balance Sheets - April 30, 2004 and July 31, 2003         22

         Condensed Statements of Earnings -
           Three and nine months ended April 30, 2004 and 2003               22

         Condensed Statements of Cash Flows -
           Nine months ended April 30, 2004 and 2003                         23

         Note to Condensed Financial Statements                              23

         Ferrellgas, L.P. and Subsidiaries
         ---------------------------------
         Condensed Consolidated Balance Sheets -
           April 30, 2004 and July 31, 2003                                  24

         Condensed Consolidated Statements of Earnings -
           Three and nine months ended April 30, 2004 and 2003               25

         Condensed Consolidated Statement of Partners' Capital -
           Nine months ended April 30, 2004                                  26

         Condensed Consolidated Statements of Cash Flows -
           Nine months ended April 30, 2004 and 2003                         27

         Notes to Condensed Consolidated Financial Statements                28

         Ferrellgas Finance Corp.
         ------------------------
         Condensed Balance Sheets -
           April 30, 2004 and July 31, 2003                                  38

         Condensed Statements of Earnings -
           Three and nine months ended April 30, 2004,
           three months ended April 30, 2003 and from
           inception to April 30, 2003                                       38

         Condensed Statements of Cash Flows -
           Nine months ended April 30, 2004 and
           from inception to April 30, 2003                                  39

         Note to Condensed Financial Statements                              39

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     40

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          53

ITEM 4.  CONTROLS AND PROCEDURES                                             54

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   54

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           55

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     55

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 55

ITEM 5.  OTHER INFORMATION                                                   55

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    56

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                                        April 30,         July 31,
ASSETS                                                                                    2004              2003
--------------------------------------------------------------------------------     ---------------   ---------------

Current assets:
  Cash and cash equivalents                                                            $    21,027       $    11,154
  Accounts and notes receivable, net                                                       147,211            56,742
  Inventories                                                                               78,871            69,077
  Prepaid expenses and other current assets                                                 12,942             8,306
                                                                                     ---------------   ---------------
    Total current assets                                                                   260,051           145,279

Property, plant and equipment, net                                                         785,050           684,917
Goodwill                                                                                   259,391           124,190
Intangible assets, net                                                                     270,910            98,157
Other assets                                                                                14,608             8,853
                                                                                     ---------------   ---------------
    Total assets                                                                       $ 1,590,010       $ 1,061,396
                                                                                     ================   ===============


LIABILITIES AND PARTNERS' CAPITAL
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                     $    94,314          $ 59,454
  Other current liabilities                                                                 83,572            89,687
                                                                                     ---------------   ---------------
    Total current liabilities                                                              177,886           149,141

Long-term debt                                                                           1,113,762           888,226
Other liabilities                                                                           21,216            18,747
Contingencies and commitments (Note K)                                                         -                 -
Minority interest                                                                            5,051             2,363

Partners' capital:
 Senior unitholder (1,994,146 units outstanding at April 30, 2004 and July 31,
   2003 - liquidation preference $79,766 at
   April 30, 2004 and July 31, 2003)                                                        79,766            79,766
 Common unitholders (48,771,875 and 37,673,455 units outstanding
   at April 30, 2004 and July 31, 2003, respectively)                                      250,767           (15,602)
 General partner unitholder (512,788 and 400,683 units outstanding
   at April 30, 2004 and July 31, 2003, respectively)                                      (56,647)          (59,277)
 Accumulated other comprehensive loss                                                       (1,791)           (1,968)
                                                                                     ---------------   ---------------
    Total partners' capital                                                                272,095             2,919
                                                                                     ---------------   ---------------
    Total liabilities and partners' capital                                            $ 1,590,010       $ 1,061,396
                                                                                     ================   ===============

            See notes to condensed consolidated financial statements.

                  FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)

                                                          For the three months ended         For the nine months ended
                                                       --------------------------------   --------------------------------
                                                       April 30, 2004    April 30, 2003   April 30, 2004    April 30, 2003
                                                       --------------    --------------   --------------    --------------
Revenues:
  Propane and other gas liquids sales                    $ 368,264         $ 351,338        $1,057,751       $  985,539
  Other                                                     21,883            18,027            69,591           64,606
                                                       --------------    --------------   --------------    --------------
    Total revenues                                         390,147           369,365         1,127,342        1,050,145

Cost of product sold (exclusive of
  depreciation, shown with amortization below)             234,331           207,934           680,479          586,324
                                                       --------------    --------------   --------------    --------------

Gross profit                                               155,816           161,431           446,863          463,821

Operating expense                                           80,858            79,121           233,141          227,226
Depreciation and amortization expense                       13,270            10,563            37,130           30,719
General and administrative expense                           7,888             7,202            23,761           21,863
Equipment lease expense                                      5,029             4,990            14,272           16,510
Employee stock ownership plan compensation charge            2,042             1,619             5,990            4,653
Loss on disposal of assets and other                           925             1,985             4,477            3,781
                                                       --------------    --------------   --------------    --------------

Operating income                                            45,804            55,951           128,092          159,069

Interest expense                                           (17,998)          (16,548)          (52,083)         (47,328)
Interest income                                                459               424             1,260              850
Early extinguishment of debt expense                           -                 -                 -             (7,052)
                                                       --------------    --------------   --------------    --------------

Earnings before income taxes, minority
   interest and cumulative effect of change
   in accounting principle                                  28,265            39,827            77,269          105,539

Income taxes                                                    17               -                  17              -
Minority interest                                              336               454               931            1,276
                                                       --------------    --------------   --------------    --------------

Earnings before cumulative effect of change in
   accounting principle                                     27,912            39,373            76,321          104,263

Cumulative effect of change in accounting principle,
   net of minority interest of $28                             -                 -                 -             (2,754)
                                                       --------------    --------------   --------------    --------------

Net earnings                                                27,912            39,373            76,321          101,509

Distribution to senior unitholder                            1,994             2,775             5,982            8,300
Net earnings available to general partner unitholder           259               366               703              932
                                                       --------------    --------------   --------------    --------------
Net earnings available to common unitholders             $  25,659         $  36,232        $   69,636       $   92,277
                                                       ==============    ==============   ==============    ==============

Basic earnings per common unit:
Earnings available to common unitholders before
  cumulative effect of change in accounting principle      $ 0.63            $ 1.00           $ 1.78            $ 2.62
Cumulative effect of change in accounting principle            -                 -                -              (0.07)
                                                       --------------    --------------   --------------    --------------
Net earnings available to common unitholders               $ 0.63            $ 1.00           $ 1.78            $ 2.55
                                                       ==============    ==============   ==============    ==============

Diluted earnings per common unit:
Earnings available to common unitholders before
  cumulative effect of change in accounting principle      $ 0.63            $ 1.00             1.77            $ 2.62
Cumulative effect of change in accounting principle            -                 -                -              (0.07)
                                                       --------------    --------------   --------------    --------------
Net earnings available to common unitholders               $ 0.63            $ 1.00           $ 1.77            $ 2.55
                                                       ==============    ==============   ==============    ==============

            See notes to condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                                Number of units
                                      ---------------------------------                                    Accumulated
                                                              General                           General       other      Total
                                        Senior     Common     partner     Senior     Common     partner   comprehensive partners'
                                      unitholder unitholders unitholder unitholder unitholders unitholder     loss       capital
                                      ---------- ----------- ---------- ---------- ----------- ---------- ------------- ---------

August 1, 2003                         1,994.1    37,673.5     400.7     $ 79,766   $(15,602)   $(59,277)    $(1,968)    $ 2,919

 Contribution in connection with
  ESOP compensation charge                  -           -         -           -        5,870          59         -         5,929

 Common unit cash distribution              -           -         -           -      (58,602)       (592)        -       (59,194)

 Senior unit cash and accrued
  distribution                              -           -         -           -       (5,922)       (120)        -        (6,042)

 Common units issued in public
  offerings                                 -      9,000.0      90.9          -      203,156       2,052         -       205,208

 Common units issued in private
  offerings                                 -      1,607.7      16.2          -       35,928         363         -        36,291

 Common unit issued in connection
  with acquistions                          -         62.1       0.6          -         1490          15         -         1,505

 Common units issued to affiliate in
  connection with contribution of
  membership interests in Blue Rhino LLC    -        195.7       2.0          -        4,685          47         -         4,732

 Common unit options exercised              -        232.9       2.4          -        4,206          43         -         4,249

Comprehensive income:
 Net earnings                               -           -         -           -       75,558         763         -        76,321
 Other comprehensive income:
   Pension liability adjustment             -           -         -           -          -           -           177         177
                                                                                                                        ---------
 Comprehensive income                                                                                                     76,498

                                      ---------- ----------- ---------- ---------- ----------- ---------- ------------- ---------
April 30, 2004                         1,994.1    48,771.9     512.8     $ 79,766   $250,767    $(56,647)    $(1,791)   $272,095
                                      ========== =========== ========== ========== =========== ========== ============= =========



         See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                         For the nine months ended
                                                         --------------------------
                                                         April 30,        April 30,
                                                           2004             2003
                                                         ---------        ---------

Cash flows from operating activities:
 Net earnings                                             $ 76,321        $ 101,509
 Reconciliation of net earnings to net cash provided
    by operating activities:
  Cumulative effect of change in accounting principle          -              2,754
  Early extinguishment of debt expense                         -              1,854
  Depreciation and amortization expense                     37,130           30,719
  Employee stock ownership plan compensation charge          5,990            4,653
  Loss on disposal of assets                                 3,579            2,380
  Minority interest                                            931            1,276
  Other                                                      4,931            5,677
  Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net                     (57,430)         (60,276)
    Inventories                                             17,806            2,984
    Prepaid expenses and other current assets               (1,606)           2,170
    Accounts payable                                         7,245           (3,775)
    Other current liabilities                               (8,695)          (6,740)
    Other liabilities                                          486             (381)
  Accounts receivable securitization:
    Proceeds from new accounts receivable securitizations   30,000           60,000
    Proceeds from collections reinvested in revolving
       period accounts receivable securitizations          568,155          505,065
    Remittances of amounts collected as servicer of
       accounts receivable securitizations                (610,455)        (515,065)
                                                         ---------        ---------
      Net cash provided by operating activities             74,388          134,804
                                                         ---------        ---------

Cash flows from investing activities:
 Cash paid for assumed merger and related obligations     (343,414)             -
 Business acquisitions, net of cash acquired               (37,443)         (36,329)
 Cash paid for acquisition transaction fees                 (1,269)             -
 Capital expenditures - tank lease buyout                      -           (155,600)
 Capital expenditures - technology initiative               (4,782)         (18,517)
 Capital expenditures - other                              (20,422)         (11,087)
 Other                                                         538            1,691
                                                         ---------        ---------
      Net cash used in investing activities               (406,792)        (219,842)
                                                         ---------        ---------

Cash flows from financing activities:
 Distributions                                             (65,236)         (63,176)
 Issuance of common units, net of issuance costs of $48    236,479              -
 Net reductions to short-term borrowings                   (43,719)             -
 Proceeds from issuance of debt                            262,423          359,715
 Principal payments on debt                                (46,400)        (210,662)
 Cash paid for financing costs                              (5,613)          (7,093)
 Proceeds from exercise of common unit options               4,141            2,241
 Cash contribution from general partner                        565               19
 Redemption of senior units                                      -           (1,567)
 Minority interest activity                                   (363)            (116)
                                                         ---------        ---------
      Net cash provided by financing activities            342,277           79,361
                                                         ---------        ---------

Increase (decrease) in cash and cash equivalents          $  9,873        $  (5,677)
Cash and cash equivalents - beginning of period             11,154           19,781
                                                         ---------        ---------
Cash and cash equivalents - end of period                 $ 21,027        $  14,104
                                                         =========        =========

Supplemental disclosures of cash flow information:
Cash paid for:
Interest                                                  $ 55,496        $  49,833
Income taxes                                              $    -          $     -


            See notes to condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2004
    (Dollars in thousands, except per unit data, unless otherwise designated)
                                   (unaudited)

A.   Organization

     Ferrellgas Partners, L.P. ("Ferrellgas Partners") is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the "Operating Partnership"). Ferrellgas Partners and the Operating Partnership are collectively referred to as "Ferrellgas." Ferrellgas, Inc. (the "General Partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell Companies"), has retained a 1% general partner interest in Ferrellgas Partners and also holds a 1.0101% general partner interest in the Operating Partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As General Partner, it performs all management functions required by Ferrellgas.

     The condensed consolidated financial statements of Ferrellgas reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and (ii) the consolidated financial statements and accompanying notes as set forth in Ferrellgas' Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

B.   Unit and stock-based compensation

     Ferrellgas accounts for the Ferrellgas Unit Option Plan (the "Unit Option Plan") and the Ferrell Companies, Inc. Incentive Compensation Plan (the "ICP") using the intrinsic value method under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," for all periods presented and makes the fair value method pro forma disclosures required under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based
     Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, no compensation cost has been recognized for the Unit Option Plan or for the ICP in the condensed consolidated statements of earnings. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology recommended under SFAS No. 123, Ferrellgas' net earnings and earnings per unit would have been adjusted as noted in the table below:

                                                        ----------------------------    -----------------------------
                                                           For the three months             For the nine months
                                                              ended April 30,                 ended April 30,
                                                        ----------------------------    -----------------------------

                                                           2004             2003           2004             2003
                                                        ------------     -----------    ------------     ------------
     Net earnings available to common unitholders, as
        reported                                          $25,659         $36,232         $69,636          $92,277

     Deduct: Total stock based employee compensation
        expense  determined under fair value based
        method for all awards
                                                              240             207             716              620
                                                        ------------     -----------    ------------     ------------
     Pro forma net earnings available to common
        unitholders                                       $25,419         $36,025         $68,920          $91,657
                                                        ============     ===========    ============     ============


     Earnings per common unit:

     Basic earnings available to common unitholders
        before cumulative effect of change in
        accounting principle, as reported                  $0.63            $1.00           $1.78            $2.62

     Basic earnings available to common unitholders,
        as reported                                         0.63             1.00            1.78             2.55

     Basic earnings available to common unitholders
        before cumulative effect of change in
        accounting principle, pro forma                     0.63             1.00            1.76             2.61

     Basic earnings available to common unitholders,
        pro forma                                           0.63             1.00            1.76             2.54

     Diluted earnings available to common unit holders
        before cumulative effect of change in accounting
        principle, as reported                              0.63             1.00            1.77             2.62
     Diluted earnings available to common
        unitholders, as reported                            0.63             1.00            1.77             2.55

     Diluted earnings available to common unitholders
        before cumulative effect of change in account
        principle, pro forma                                0.62             0.99            1.76             2.61

     Diluted earnings available to common
        unitholders, pro forma                              0.62             0.99            1.76             2.53


C.   Accounting estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets and valuation methods of intangible assets and derivative commodity contracts.

D.   Reclassifications

     Certain reclassifications have been made to the nine months ended April 30, 2003 condensed consolidated statement of cash flows to conform to the nine months ended April 30, 2004 condensed consolidated statement of cash flows presentation. "Loss on disposal of assets" is disclosed separately in net cash provided by operating activities on the condensed consolidated statements of cash flows. This amount was previously classified as "Other" in net cash provided by operating activities in the nine months ended April 30, 2003.

E.   Nature of operations

     Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the Operating Partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp. No operations are conducted by or through Ferrellgas Partners Finance Corp., whose only purpose is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas Partners. The Operating Partnership is the only operating subsidiary of Ferrellgas Partners.

     The Operating Partnership is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three and nine months ended April 30, 2004 and 2003 are not necessarily indicative of the results to be expected for a full fiscal year. The Operating Partnership serves more than one million residential, industrial/commercial, agricultural and other customers. As of April 21, 2004, the Operating Partnership became the leading national provider of branded propane tank exchange. See Note F - Business combinations - for additional discussion about the Blue Rhino contribution.

F.   Business combinations

     During the nine months ended April 30, 2004, Ferrellgas completed one material business combination and seven smaller business combinations. Each of the business combinations was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a period of time following each business combination. The Blue Rhino contribution allocation is preliminary pending the completion of the valuation of tangible and intangible assets and the calculation of other costs. The results of operations from these business combinations are included in Ferrellgas' condensed consolidated financial statements from the date of the business combinations.

                                                                Allocation of Purchase Price
                                   -----------------------------------------------------------------------------------
                                                                 Property
                                     Purchase       Working       Plant &      Intangible
     Business combinations            Price         Capital      Equipment       Assets       Goodwill       Other
                                   ------------   -----------  -------------  ------------  ------------  ------------
     Blue Rhino (April 2004)         $406,184       $21,334       $ 85,088      $164,100      $135,201        $461
     Others (various)                  41,114           -           23,180        17,934           -            -
                                   ------------   -----------  -------------  ------------  ------------  ------------
                                     $447,298       $21,334       $108,268      $182,034      $135,201        $461
                                   ============   ===========  =============  ============  ============  ============

     Blue Rhino contribution

     On April 20, 2004, FCI Trading Corp. ("FCI Trading"), an affiliate of the General Partner, acquired all of the outstanding common stock of Blue Rhino Corporation in an all-cash merger. Pursuant to an Agreement and Plan of Merger dated February 8, 2004, a subsidiary of FCI Trading merged with and into Blue Rhino Corporation whereby the then current stockholders of Blue Rhino Corporation were granted the right to receive a payment from FCI Trading of $17.00 in cash for each share of Blue Rhino Corporation common stock outstanding on April 20, 2004. FCI Trading thereafter became the sole stockholder of Blue Rhino Corporation and immediately after the merger, FCI Trading converted Blue Rhino Corporation into a limited liability company, Blue Rhino LLC.

     In a non-cash contribution, pursuant to a Contribution Agreement dated February 8, 2004, FCI Trading contributed on April 21, 2004 all of the membership interests in Blue Rhino LLC to the Operating Partnership through a series of transactions and the Operating Partnership assumed FCI Trading's obligation under the Agreement and Plan Of Merger to pay the $17.00 per share to the former stockholders of Blue Rhino Corporation together with other specific obligations, as detailed in the following table:

     Assumption of obligations under the contribution agreement                 $343,414
     Common units and general partner interest issued                              8,700
     Assumption of Blue Rhino's bank credit facility outstanding balance          43,719
     Assumption of other liabilities and acquisition costs                        10,351
                                                                              ------------
                                                                                $406,184
                                                                              ============

     In consideration of this contribution, Ferrellgas Partners issued 195,686 common units to FCI Trading. Both Ferrellgas Partners and FCI Trading have agreed to indemnify the General Partner from any damages incurred by the General Partner in connection with the assumption of any of the obligations described above. Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino LLC merged with and into the Operating Partnership. The former operations of Blue Rhino LLC will hereafter be referred to as "Blue Rhino."

     In addition to the payment of $17.00 per share to the former stockholders of Blue Rhino Corporation, each vested stock option and warrant that permitted its holder to purchase common stock of Blue Rhino Corporation that was outstanding immediately prior to the merger was converted into the right to receive a cash payment from Blue Rhino Corporation equal to the difference between $17.00 per share and the applicable exercise price of the stock option or warrant. Unvested options and warrants not otherwise subject to automatic accelerated vesting upon a change in control vested on a pro rata basis through April 19, 2004, based on their original vesting date. The total payment to the former Blue Rhino Corporation stockholders for all common stock outstanding on April 20, 2004 and for those Blue Rhino Corporation options and warrants then outstanding was $343.4 million.

     Prior to this contribution, Blue Rhino Corporation was the leading national provider of branded propane tank exchange as well as a leading supplier of complementary propane and non-propane products to consumers through many of the nation's largest retailers.

     Ferrellgas' valuation of the tangible and intangible assets of the Blue Rhino LLC contribution resulted in the recognition of goodwill of $135.2 million. This preliminary valuation of goodwill was based on Ferrellgas' belief that the contributions of Blue Rhino LLC will be beneficial to Ferrellgas' and Blue Rhino LLC's operations as Blue Rhino's counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas with the ability to better utilize its seasonal resources to complement Ferrellgas' retail locations with Blue Rhino's existing distributor network.

     The results of operations of Blue Rhino for the period from April 21, 2004 through April 30, 2004 are included in the statement of earnings of the combined entity for the three and nine months ended April 30, 2004.

     Pro forma results of operations The following summarized unaudited pro forma results of operations for the three and nine months ended April 30, 2004 and 2003, assumes that the Blue Rhino contribution had occurred as of the beginning of the period presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas had completed the Blue Rhino contribution as of the beginning of the periods presented or (ii) the results that will be attained in the future. Nonrecurring items included in the reported pro forma results of operations for the three and nine months ended April 30, 2003 include $2.5 million of income related to net proceeds from a litigation settlement in March 2003. Items not included in the reported pro forma results of operations for the three and nine months ended April 30, 2004, are $3.3 million of nonrecurring charges incurred by Blue Rhino Corporation in the period from February 1, 2004 through April 20, 2004, that were directly attributable to the Blue Rhino contribution.

                                     For the three months       For the nine months
                                        ended April 30,            ended April 30,
                                       2004        2003           2004        2003
                                    ----------  ----------     ----------  ----------
    Revenues                         $443,778    $429,265      $1,289,485  $1,222,915
    Earnings before cumulative
      effect of change in
      accounting principle             21,319      36,821          59,456      94,166
    Net earnings                     $ 21,319     $36,821      $   59,456  $   91,412

     Basic and diluted net
       earnings available to
       common unitholders:
     Earnings before cumulative
        effect of change in
        accounting principle           $0.52        $1.01          $1.66      $2.61
     Net earnings                      $0.52        $1.01          $1.66      $2.50



G.   Cash and cash equivalents and non-cash activities

     For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash investing and financing activities are primarily related to the accounts receivable securitization and transactions with related parties and are disclosed in Note F - Business combinations, Note H
     - Accounts receivable securitization, Note L - Partners' capital and Note P
     - Transactions with related parties, respectively.

H.   Accounts receivable securitization

     During the nine months ended April 30, 2004, $12.3 million had been remitted to the Operating Partnership's accounts receivable securitization facility. Ferrellgas renewed this facility effective September 23, 2003, for a 364-day commitment with Banc One, NA. At April 30, 2004, Ferrellgas had the ability to transfer, at its option, an additional $47.9 million of its trade accounts receivable. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this transaction is reflected in the condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable. The retained interest is classified on the condensed consolidated balance sheets within "Accounts and notes receivable, net."

I.   Supplemental financial statement information

     Inventories consist of:

                                                                                       April 30,         July 31,
                                                                                         2004              2003
                                                                                    ---------------   --------------
        Propane gas and related products                                                $34,741          $49,772
        Appliances, parts and supplies                                                   44,130           19,305
                                                                                    ---------------   ---------------
                                                                                        $78,871          $69,077
                                                                                    ===============   ===============

     In addition to inventories on hand, Ferrellgas enters into contracts to buy and sell product, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of April 30, 2004, Ferrellgas had committed, for supply procurement purposes, to make net delivery of approximately 2.5 million gallons of propane at a fixed price. On April 21, 2004, inventory increased $27.6 million in connection with the Blue Rhino contribution. See Note F - Business combinations - for additional discussion about the Blue Rhino contribution.

     Property, plant and equipment, net consist of:

                                                                                       April 30,         July 31,
                                                                                         2004              2003
                                                                                    ---------------   --------------
        Property, plant and equipment                                                  $1,118,916       $1,002,199
        Less:  accumulated depreciation                                                   333,866          317,282
                                                                                    ---------------   --------------
                                                                                       $  785,050       $  684,917
                                                                                    ===============   ==============

     On April 21, 2004, property, plant and equipment increased $85.1 million in connection with the Blue Rhino contribution. See Note F - Business combinations - for additional discussion about the Blue Rhino contribution. During the nine months ended April 30, 2004, Ferrellgas placed in service $48.5 million of computer software, which will be depreciated using the straight-line method over its estimated useful life of 5 years.

     Intangible assets, net consist of:

                                                   April 30, 2004                               July 31, 2003
                                     ------------------------------------------  ------------------------------------------
                                        Gross                                       Gross
                                       carrying     Accumulated                    carrying     Accumulated
                                        amount      Amortization        Net         amount      Amortization        Net
                                     ------------ ----------------  -----------  ------------ ----------------  -----------
     Customer lists                    $325,932       $(136,764)     $189,168      $220,061       $(133,548)      $86,513
     Tradenames & trademarks             59,000             -          59,000           -               -             -
      Non-compete agreements             71,562         (55,120)       16,442        64,020         (52,376)       11,644
     Patented technology                  3,500             -           3,500           -               -             -
     Other                                2,800             -           2,800           -               -             -
                                     ------------ ----------------  ----------- --------------- ---------------- ------------
                                       $462,794       $(191,884)     $270,910      $284,081       $(185,924)      $98,157
                                     ============ ================  =========== =============== ================ ============

     On April 21, 2004, intangible assets, net increased $164.1 million in connection with the Blue Rhino contribution. See Note F - Business combinations - for additional discussion about the Blue Rhino contribution.

                                                    For the three months ended     For the nine months ended
                                                              April 30,                      April 30,
                                                    --------------------------  --------------------------
                                                       2004            2003        2004            2003
                                                    ----------      ----------  ----------      ----------
        Aggregate amortization expense                $3,521          $3,341      $9,564          $9,645

     Estimated amortization expense:

       For the years ended July 31,
       Amortization remaining in 2004                                   $14,673
       2005                                                              20,062
       2006                                                              19,134
       2007                                                              17,796
       2008                                                              16,837

                                                    For the three months ended     For the nine months ended
                                                              April 30,                      April 30,
                                                    --------------------------  --------------------------
      Loss on disposal of assets and other
      consist of:                                      2004            2003        2004            2003
                                                    ----------      ----------  ----------      ----------
      Loss on disposal of assets                       $755           $1,594      $3,579          $2,380
      Loss on transfer of accounts receivable
      related to the accounts receivable
      securitization                                    594              760       2,141           2,134
      Service income related to the accounts
         receivable securitization                     (424)            (369)     (1,243)           (733)
                                                    ----------      ----------  ----------      ----------
                                                       $925           $1,985      $4,477          $3,781
                                                    ==========      ==========  ==========      ==========

      Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

                                                    For the three months ended     For the nine months ended
                                                              April 30,                      April 30,
                                                    --------------------------  --------------------------
                                                       2004            2003        2004            2003
                                                    ----------      ----------  ----------      ----------
      Operating expense                              $34,089          $33,750    $105,209        $100,820
      Depreciation and amortization expense            1,500            1,168       5,682           4,345
      Equipment lease expense                          4,966            3,039      10,590           8,971
                                                    ----------      ----------  ----------      ----------
                                                     $40,555          $37,957    $121,481        $114,136
                                                    ==========      ==========  ==========      ==========

J.   Long-term debt

     Long-term debt consists of:

                                                                                       April 30,        July 31,
                                                                                          2004            2003
                                                                                     -------------    -------------
    Senior notes
      Fixed rate, 7.16% due 2005-2013                                                 $  350,000         $350,000
      Fixed rate, 6.75% due 2014, net of unamortized discount                            249,090              -
      Fixed rate, 8.75% due 2012, net of unamortized premium                             219,437          219,569
      Fixed rate, 8.8% due 2006-2009                                                     184,000          184,000

    Credit agreement, variable interest rates, expiring 2006                             103,700          126,700

    Notes payable, 7.5% weighted average interest rate each year, due 2003 to 2011
                                                                                          10,019           10,108

    Capitalized lease obligations                                                            487              -
                                                                                     -------------    -------------
                                                                                       1,116,733          890,377
       Less:  current portion, included in other current liabilities on the
         consolidated balance sheets                                                       2,971            2,151
                                                                                     -------------    -------------
                                                                                      $1,113,762         $888,226
                                                                                     =============    =============


     Senior notes

     On April 20, 2004, subsidiaries of the Operating Partnership completed a private placement of $250.0 million in principal amount of 6.75% senior notes due 2014 at a price to the noteholders of 99.637% per note. In the offering, the subsidiaries of the Operating Partnership received proceeds, net of underwriting discounts and commissions, of $243.5 million. The subsidiaries then merged into the Operating Partnership and Ferrellgas Finance Corp., a subsidiary of the Operating Partnership, on April 20, 2004 with the Operating Partnership and Ferrellgas Finance Corp. assuming the payment obligation of the notes. The proceeds of the notes were used to pay a portion of the assumed merger consideration of $17.00 per share to the then former common stockholders of Blue Rhino Corporation in connection with the contribution of Blue Rhino LLC to the Operating Partnership by an affiliate of the General Partner. See additional discussion about the Blue Rhino contribution in Note F - Business combinations.

     Interest on the 6.75% senior notes due 2014 is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2004. These notes are unsecured and are not redeemable before May 1, 2009, except in specific circumstances.

     The scheduled annual principal payments on long-term debt are as follows:

                                                              Scheduled annual
             For the year ended July 31,                     principal payments
                                                            --------------------
               Payments remaining in 2004                      $     601
               2005                                                 2,811
               2006                                               111,271
               2007                                                38,539
               2008                                                74,172
               Thereafter                                         888,812
                                                            --------------------
                                                               $1,116,206
                                                            ====================

K.   Contingencies

     Ferrellgas' operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that will have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business.

L.   Partners' capital

     As of April 30, 2004 and July 31, 2003, partners' capital consisted of the following limited partner units:

                                                  April 30,          July 31,
                                                    2004               2003
                                                -------------     --------------
          Senior units                            1,994,146          1,994,146
          Common units                           48,771,875         37,673,455


     As of April 30, 2004, total common units outstanding consisted of (i) 30.7 million held by third parties, (ii) 17.8 million held by Ferrell Companies,
     (iii) 0.2 million held by FCI Trading, a subsidiary of Ferrell Companies, and (iv) 0.1 million held by Ferrell Propane, Inc. ("Ferrell Propane") which is controlled by the General Partner. As of July 31, 2003, total common units outstanding consisted of (i) 19.8 million held by third parties, (ii) 17.8 million held by Ferrell Companies and (iii) 0.1 million held by Ferrell Propane.

     On April 21, 2004, Ferrellgas Partners issued, in five separate private placements, an aggregate of 1.6 million of common units at a price of $22.35 per unit for net proceeds of $32.8 million in cash and $3.2 million in land for the issuance of these common units. These common units were issued as follows:

          o to Mr. Billy D. Prim ("Mr. Prim"), $15.0 million for cash; prior to the contribution of Blue Rhino Mr. Prim was the Chairman and Chief Executive Officer of Blue Rhino Corporation; subsequent to the Blue Rhino contribution and pursuant to an employment agreement among Ferrell Companies and the General Partner, (i) the General Partner paid Mr. Prim a non-compete and non-solicitation payment of $2.5 million and (ii) he was appointed Executive Vice President and a director of the General Partner;

          o    to Mr. Prim $3.2 million in exchange for land;

          o to Mr. Andrew J. Filipowski ("Mr. Filipowski"), brother-in-law of Mr. Prim, $15.0 million for cash; prior to the contribution of Blue Rhino Mr Filipowski was the Vice Chairman of Blue Rhino Corporation;

          o    to Mr. Malcom McQuilkin, $1.0 million for cash; and

          o to Mr. James E. Ferrell ("Mr. Ferrell"), Chairman, President and Chief Executive Officer of the General Partner, $1.8 million for cash.

     These cash proceeds were used to pay a portion of the assumed merger consideration to the then former common stockholders of Blue Rhino Corporation. The transactions with Mr. Prim and Mr. Filipowski were consummated prior to Mr. Prim becoming an officer and director of the General Partner. See additional discussion about the Blue Rhino contribution in Note F - Business combinations.

     On April 21, 2004, Ferrellgas Partners issued to FCI Trading 0.2 million of common units at a price of $23.94 per unit. This $4.7 million of common units was issued to FCI Trading in connection with the Blue Rhino contribution as consideration for FCI Trading's net contribution of its membership interests in Blue Rhino LLC to the Operating Partnership. See additional discussion about the Blue Rhino contribution in Note F - Business combinations. See Note P - Related parties - for additional discussion of the involvement of related parties in this transaction.

     On April 21, 2004, Ferrellgas Partners issued, pursuant to the exercise of common unit options by Mr. Ferrell, Chairman, President and Chief Executive Officer of the General Partner, 0.2 million of common units at a strike price of $17.90 per unit. Ferrellgas Partners received net proceeds of $3.2 million for the issuance of these common units. The proceeds were used to pay a portion of the assumed merger consideration to the then former common stockholders of Blue Rhino Corporation. See additional discussion about the Blue Rhino contribution in Note F- Business combinations. See Note P - Related parties - for additional discussion of the involvement of related parties in this transaction.

     On April 21, 2004, Ferrellgas Partners issued $2.0 million of general partner units to the General Partner as consideration for the Blue Rhino LLC membership interest contributed by the General Partner. Also on April 21, 2004, the General Partner contributed a membership interest in Blue Rhino LLC to the Operating Partnership to maintain its 1.0101% general partner interest in the Operating Partnership. See Note P - Related parties
     - for additional discussion of the involvement of related parties in this transaction.

     On April 14, 2004, Ferrellgas Partners issued, in a public offering, 7.0 million of its common units at a price of $23.34 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, Ferrellgas Partners received net proceeds of $156.4 million for the issuance of these common units. The proceeds were used to pay a portion of the assumed merger consideration to the then former common stockholders of Blue Rhino Corporation. See additional discussion about the Blue Rhino contribution in Note F - Business combinations.

     On  March  4,  2004  and  August  3,  2003,   Ferrellgas   Partners  issued
     approximately 32 thousand and approximately 30 thousand common units, respectively, pursuant to a purchase and non-competition agreement as a portion of the consideration for our acquisition of propane-related assets from third parties.

     On December 1, 2003, Ferrellgas Partners issued, in a public offering, 2.0 million of common units at a price of $24.75 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, Ferrellgas Partners received net proceeds of $47.3 million for the issuance of these common units. Ferrellgas Partners contributed the proceeds to the Operating Partnership to reduce borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

     Ferrellgas Partners' partnership agreement generally provides that it must use the cash proceeds of any offering of common units to redeem a portion of its outstanding senior units, otherwise a "Material Event" would be deemed to have occurred and JEF Capital Management, Inc. ("JEF Capital") as the holder of the senior units, would thereafter have specified rights, such as the right to convert the senior units into common units or the right to register the senior units. The number of common units issuable upon conversion of a senior unit is equal to the senior unit liquidation preference, currently $40 plus any accrued and unpaid distributions, divided by the then current market price of a common unit. By letter agreement dated November 20, 2003, JEF Capital agreed to waive the occurrence of a "Material Event" if Ferrellgas Partners issues common units at any time and from time to time on or prior to March 31, 2004, and does not use the cash proceeds from such offering or offerings to redeem a portion of the outstanding senior units. In consideration of the granting of the waiver, Ferrellgas Partners agreed not to redeem any outstanding senior units prior to March 31, 2004, and to reimburse JEF Capital for its reasonable legal fees incurred in connection with the execution of the waiver. On February 25, 2004, JEF Capital and Ferrellgas Partners extended the letter agreement through December 31, 2004. Other "Material Events" include (i) a change in control, (ii) Ferrellgas' treatment as an association taxable as a corporation for federal income tax purposes or
     (iii) the failure to pay the senior unit distribution in full for any fiscal quarter. These "other" types of Material Events are not affected by the JEF Waiver. The conversion of these senior units into common units upon the occurrence of a Material Event may be dilutive to Ferrellgas Partners' existing common unitholders.

M.   Earnings per common unit

     Below is a calculation of the basic and diluted earnings per common unit in the condensed consolidated statements of earnings for the periods indicated. For diluted earnings per common unit purposes, the senior units were excluded as they are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. Distributions to the senior unitholder decrease the net earnings available to common unitholders.

                                                    For the three months ended     For the nine months ended
                                                              April 30,                      April 30,
                                                    --------------------------  --------------------------
                                                       2004            2003        2004            2003
                                                    ----------      ----------  ----------      ----------
     Net earnings available to common
        unitholders before cumulative
        effect of change in accounting
        principle                                    $25,659          $36,232    $69,636         $95,003

     Cumulative effect of change in
        accounting principle, net of
        minority interest and general partner
        interest of $56                                  -                -          -            (2,726)
                                                    ----------      ----------  ----------      ----------

     Net earnings available to common
        unitholders                                  $25,659          $36,232    $69,636         $92,277
                                                    ==========      ==========  ==========      ==========

     -----------------------------------------------------------------------------------------------------
     (in thousands)
     Weighted average common units
        outstanding                                  40,664.1        36,197.3    39,128.4        36,142.5

     Dilutive securities                                118.3           104.2       110.2            68.1
                                                    ----------      ----------  ----------      ----------

     Weighted average common units outstanding
       plus dilutive securities                      40,782.4        36,301.5    39,238.6        36,210.6

     -----------------------------------------------------------------------------------------------------
     Basic earnings per common unit:
     -------------------------------
     Net earnings available to common
       unitholders before cumulative
       effect of change in accounting
       principle                                      $0.63           $1.00        $1.78          $ 2.62

     Cumulative effect of change in
      accounting principle, net of
      minority interest and general partner
      interest of $56                                    -               -            -            (0.07)
                                                    ----------      ----------  ----------      ----------

     Net earnings available to common
       unitholders                                    $0.63           $1.00        $1.78          $ 2.55
                                                    ==========      ==========  ==========      ==========

     -----------------------------------------------------------------------------------------------------
     Diluted earnings per common unit:
     --------------------------------
     Net earnings available to common
        unitholders before cumulative
        effect of change in accounting
        principle                                     $0.63           $1.00        $1.77          $ 2.62

     Cumulative effect of change in
        accounting principle, net of
       minority interest and general partner
       interest of $56                                   -               -            -            (0.07)
                                                    ----------      ----------  ----------      ----------

     Net earnings available to common
        unitholders                                   $0.63           $1.00        $1.77          $ 2.55
                                                    ==========      ==========  ==========      ==========

N.   Distributions

     On September 12, 2003, December 15, 2003 and March 15, 2004, Ferrellgas paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended July 31, 2003, October 31, 2003 and January 31, 2004. On May 24, 2004, Ferrellgas declared cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended April 30, 2004, that are expected to be paid on June 14, 2004.

O.   Adoption of new accounting standards

     The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," FASB Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" and Emerging Issues Task Force ("EITF") 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables."

     SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the fiscal year ending July 31, 2004. Ferrellgas has studied SFAS No. 150 and believes it will not have a material effect on its financial position, results of operations and cash flows.

     FASB Financial Interpretation No. 46 ("FIN 46") clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to FIN 46, which addresses new effective dates and certain implementation issues. The interpretation is generally effective for the periods ending after December 15, 2003. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business, provided certain criteria are met. Ferrellgas currently believes it does not have any variable interest entities that would be subject to this revised interpretation.

     EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities, such as the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003.
     Ferrellgas adopted this new accounting pronouncement beginning August 1, 2003. The implementation of this pronouncement did not have a material impact on Ferrellgas' financial position, results of operations and cash flows, because it does not enter into a significant number of arrangements that may involve multiple revenue-generating activities.

P.   Transactions with related parties

     Ferrellgas has no employees and is managed and controlled by its General Partner. Pursuant to Ferrellgas' partnership agreements, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its General Partner in connection with operating Ferrellgas' business. These costs, which include compensation and benefits paid to employees of the General Partner who perform services on their behalf, as well as related general and administrative costs, are as follows:

                                                    For the three months ended     For the nine months ended
                                                              April 30,                      April 30,
                                                    --------------------------  --------------------------
                                                       2004            2003        2004            2003
                                                    ----------      ----------  ----------      ----------
   Reimbursable costs                                 $52,768          $53,563       $156,812       $152,855

     JEF Capital is beneficially owned by Mr. Ferrell and thus is an affiliate. Ferrellgas paid senior unit distributions of $6.0 million and $8.3 million to JEF Capital during the nine months ended April 30, 2004 and 2003, respectively. On April 30, 2004, Ferrellgas accrued a senior unit distribution of $2.0 million that Ferrellgas expects to pay to JEF Capital on June 14 2004. See Note L - Partners' capital - for disclosure of related party transactions among Ferrellgas, the General Partner, JEF Capital and Mr. Ferrell in connection with (i) the issuance of common units on December 1, 2003, April 14, 2004 and April 21, 2004 and (ii) the issuance of common units in connection with the exercise of common unit options by Mr. Ferrell on April 21, 2004.

     Ferrell  Companies is the sole  shareholder of the General Partner and owns
     17.8 million common units of Ferrellgas Partners. FCI Trading owns 0.2 million common units of Ferrellgas Partners. Ferrell Propane owns 0.1 million common units. During the nine months ended April 30, 2004 and 2003, Ferrellgas Partners paid common unit distributions of $26.7 million, $0.1 million and $0.7 million to Ferrell Companies, Ferrell Propane and the General Partner, respectively. On May 24, 2004, Ferrellgas declared distributions to Ferrell Companies, FCI Trading, Ferrell Propane and the
     General Partner of $8.9 million, $0.1 million, $26 thousand and $0.6 million, respectively, that are expected to be paid on June 14, 2004. See Note L - Partners' capital - for disclosure of related party transactions among Ferrellgas, FCI Trading and the General Partner related (i) to the issuance of common units on December 1, 2003, April 14, 2004 and April 20, 2004 and (ii) the issuance of general partner units in December 2003 and April 2004.

     Ferrell International Limited ("Ferrell International") is beneficially owned by Mr. Ferrell and thus is an affiliate. Ferrellgas enters into transactions with Ferrell International in connection with Ferrellgas' risk management activities and does so at market prices in accordance with Ferrellgas' affiliate trading policy approved by the General Partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International. Ferrellgas recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and for providing accounting services with Ferrell International:

                                                    For the three months ended     For the nine months ended
                                                              April 30,                      April 30,
                                                    --------------------------  --------------------------
                                                       2004            2003        2004            2003
                                                    ----------      ----------  ----------      ----------
                                                       $328            $ -         $328           $(245)
   Net receipts (disbursements)
   Receipts from providing accounting services           10              10          30              30

     These net purchases, sales and commodity derivative transactions with Ferrell International are classified as cost of product sold on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International at April 30, 2004.

     See additional discussions about transactions with related parties in Note L - Partners' capital.

Q.   Subsequent event - issuance of $50.0 million of publicly-held senior note

     On June 10, 2004, Ferrellgas Partners issued in a public offering $50.0 million in principal amount of fixed rate 8.75% senior notes due 2012 at a price of 103.25% per note. The proceeds of the notes were used to make a capital contribution to the Operating Partnership to reduce indebtedness under its bank credit facility.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                            CONDENSED BALANCE SHEETS
                                  (in dollars)
                                   (unaudited)

                                                                                  April 30,          July 31,
ASSETS                                                                              2004               2003
--------------------------------------------------------------------          -----------------  ----------------


Cash                                                                               $1,000             $1,000
                                                                              -----------------  ----------------
Total assets                                                                       $1,000             $1,000
                                                                              =================  ================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                    $1,000             $1,000

Additional paid in capital                                                          2,508              2,463

Accumulated deficit                                                                (2,508)            (2,463)
                                                                              -----------------  ----------------
Total stockholder's equity                                                         $1,000             $1,000
                                                                              =================  ================

                        CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                  Three months ended             Nine months ended
                                             ----------------------------   ---------------------------
                                               April 30,      April 30,       April 30,      April 30,
                                                 2004           2003            2004           2003
                                             -------------  -------------   ------------   ------------

General and administrative expense              $   -          $ 307           $  (45)        $ 307

                                             -------------  -------------   ------------   ------------
Net loss                                        $   -          $(307)          $  (45)        $(307)
                                             =============  =============   ============   ============

                   See note to condensed financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (in dollars)
                                   (unaudited)

                                                                      For the nine months ended
                                                             --------------------------------------------
                                                                 April 30,                  April 30,
                                                                   2004                       2003
                                                             -----------------          -----------------

Cash flows from operating activities:
  Net loss                                                        $  (45)                    $ (307)
                                                             -----------------          -----------------
      Cash used in operating activities
                                                                     (45)                      (307)
                                                             -----------------          -----------------

Cash flows from financing activities:
  Capital contribution                                                45
                                                                                                307
                                                             -----------------          -----------------
      Cash provided by financing activities
                                                                      45                        307
                                                             -----------------          -----------------

Change in cash
                                                                     -                          -
Cash - beginning of period                                         1,000                      1,000
                                                             -----------------          -----------------
Cash - end of period                                              $1,000                     $1,000
                                                             =================          =================

                   See note to condensed financial statements.


                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                                   (unaudited)

A.   Organization

     Ferrellgas Partners Finance Corp., a Delaware corporation, was formed on March 28, 1996, and is a wholly-owned subsidiary of Ferrellgas Partners, L.P.

     The condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                          April 30       July 31,
ASSETS                                                                                      2004           2003
--------------------------------------------------------------------------------        ------------   ------------

Current assets:
  Cash and cash equivalents                                                              $   18,847     $   10,816
  Accounts and notes receivable, net                                                        147,146         56,742
  Inventories                                                                                78,871         69,077
  Prepaid expenses and other current assets                                                  12,165          7,629
                                                                                        ------------   ------------
    Total current assets                                                                    257,029        144,264

Property, plant and equipment, net                                                          785,050        684,917
Goodwill                                                                                    259,391        124,190
Intangible assets, net                                                                      270,910         98,157
Other assets                                                                                 10,370          4,163
                                                                                        ------------   ------------
    Total assets                                                                         $1,582,750     $1,055,691
                                                                                        ============   ============


LIABILITIES AND PARTNERS' CAPITAL
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                       $   94,099     $   59,261
  Other current liabilities                                                                  74,387         77,211
                                                                                        ------------   ------------
    Total current liabilities                                                               168,486        136,472

Long-term debt                                                                              894,325        668,657
Other liabilities                                                                            21,216         18,747
Contingencies and commitments (Note K)                                                          -              -

Partners' capital:
 Limited partner                                                                            495,463        231,420
 General partner                                                                              5,051          2,363
 Accumulated other comprehensive loss                                                        (1,791)        (1,968)
                                                                                        ------------   ------------
    Total partners' capital                                                                 498,723        231,815
                                                                                        ------------   ------------
    Total liabilities and partners' capital                                              $1,582,750     $1,055,691
                                                                                        ============   ============

            See notes to condensed consolidated financial statements.

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                                         For the three months ended          For the nine months ended
                                                      --------------------------------    --------------------------------
                                                      April 30, 2004    April 30, 2003    April 30, 2004    April 30, 2003
                                                      --------------   ---------------    --------------    --------------
Revenues:
  Propane and other gas liquids sales                  $ 368,264         $ 351,338         $ 1,057,751       $  985,539
  Other                                                   21,883            18,027              69,591           64,606
                                                      --------------   ---------------    --------------    --------------
    Total revenues                                       390,147           369,365           1,127,342        1,050,145

Cost of product sold (exclusive of
  depreciation, shown with amortization below)           234,331           207,934             680,479          586,324
                                                      --------------   ---------------    --------------    --------------

Gross profit                                             155,816           161,431             446,863          463,821

Operating expense                                         80,787            79,022             232,938          226,856
Depreciation and amortization expense                     13,270            10,563              37,130           30,719
General and administrative expense                         7,888             7,202              23,761           21,863
Equipment lease expense                                    5,029             4,990              14,272           16,510
Employee stock ownership plan compensation charge          2,042             1,619               5,990            4,653
Loss on disposal of assets and other                         925             1,985               4,477            3,781
                                                      --------------   ---------------    --------------    --------------

Operating income                                          45,875            56,050             128,295          159,439

Interest expense                                         (13,082)          (11,550)            (37,386)         (33,992)
Interest income                                              459               423               1,260              841
                                                      --------------   ---------------    --------------    --------------

Earnings before income taxes and cumulative
    effect of change in accounting principle              33,252            44,923              92,169          126,288

Income taxes                                                  17               -                    17              -
                                                      --------------   ---------------    --------------    --------------

Earnings before cumulative effect of
    change in accounting principle                        33,235            44,923              92,152          126,288

Cumulative effect of change in accounting principle          -                 -                   -             (2,782)
                                                      --------------   ---------------    --------------    --------------

Net earnings                                           $  33,235         $  44,923         $    92,152       $  123,506
                                                      ==============   ===============    ==============   =============



           See notes to condensed consolidated financial statements.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                                                          Accumulated
                                                                             other         Total
                                                 Limited      General    comprehensive    partners'
                                                 partner      partner        loss         capital
                                               -----------  -----------  --------------  -----------

August 1, 2003                                  $ 231,420     $ 2,363      $ (1,968)      $231,815

 Contribution in connection with
  ESOP compensation charge                          5,929          61           -            5,990

 Quarterly cash and accrued distributions         (74,774)       (764)          -          (75,538)

 Net assets contributed by Ferrellgas
    Partners and general partner in
    connection with acquistions                   241,667       2,460           -          244,127

 Comprehensive income:
    Net earnings                                   91,221         931           -           92,152
    Other comprehensive income:
       Pension liability adjustment                                             177            177
                                                                                         -----------
 Comprehensive income                                                                       92,329

                                               -----------  -----------  --------------  -----------
April 30, 2004                                  $ 495,463     $ 5,051      $ (1,791)      $498,723
                                               ===========  ===========  ==============  ===========



            See notes to condensed consolidated financial statements.

                      FERRELLGAS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                      For the nine months ended
                                                                  ---------------------------------
                                                                  April 30, 2004     April 30, 2003
                                                                  --------------     --------------

Cash flows from operating activities:
 Net earnings                                                       $   92,152         $   123,506
 Reconciliation of net earnings to net cash provided
    by operating activities:
  Cumulative effect of change in accounting principle                      -                 2,782
  Depreciation and amortization expense                                 37,130              30,719
  Employee stock ownership plan compensation charge                      5,990               4,653
  Loss on disposal of assets                                             3,579               2,380
  Other                                                                  4,541               5,094
  Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net                                 (57,430)            (60,276)
    Inventories                                                         17,806               2,984
    Prepaid expenses and other current assets                           (1,506)              2,170
    Accounts payable                                                     7,245              (4,204)
    Other current liabilities                                          (13,451)            (11,953)
    Other liabilities                                                      486                (381)
  Accounts receivable securitization:
    Proceeds from new accounts receivable securitizations               30,000              60,000
    Proceeds from collections reinvested in revolving
       period accounts receivable securitizations                      568,155             505,065
    Remittances of amounts collected as servicer of
       accounts receivable securitizations                            (610,455)           (515,065)
                                                                  --------------     --------------
      Net cash provided by operating activities                         84,242             147,474
                                                                  --------------     --------------

Cash flows from investing activities:
 Cash paid for assumed merger and related obligations                 (343,414)               -
 Business acquisitions, net of cash acquired                           (37,443)            (4,330)
 Cash paid for acquisition transaction fees                             (1,269)               -
 Capital expenditures - tank lease buyout                                  -             (155,600)
 Capital expenditures - technology initiative                           (4,782)           (18,517)
 Capital expenditures - other                                          (20,422)           (11,087)
 Other                                                                     679              1,748
                                                                  --------------     --------------
      Net cash used in investing activities                           (406,651)          (187,786)
                                                                  --------------     --------------

Cash flows from financing activities:
 Distributions                                                         (75,538)           (71,311)
 Cash contribution from partners                                       230,789             18,179
 Proceeds from issuance of debt                                        262,423            140,000
 Principal payments on debt                                            (37,946)           (50,662)
 Net reductions to short-term borrowings                               (43,719)               -
 Cash paid for financing costs                                          (5,569)            (1,922)
                                                                  --------------     --------------
      Net cash provided by financing activities                        330,440             34,284
                                                                  --------------     --------------

Increase (decrease) in cash and cash equivalents                    $    8,031         $   (6,028)
Cash and cash equivalents - beginning of period                         10,816             19,388
                                                                  --------------     --------------
Cash and cash equivalents - end of period                           $   18,847         $   13,360
                                                                  ==============     ==============


Supplemental disclosures of cash flow information:
Cash paid for:
Interest                                                            $   45,958         $   42,564
Income taxes                                                        $      -           $      -

            See notes to condensed consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                             (Dollars in thousands)
                                   (unaudited)

A.   Organization

     Ferrellgas, L.P. operates the propane business and assets of Ferrellgas Partners, L.P. ("Ferrellgas Partners"). The general partner of Ferrellgas, L.P. and Ferrellgas Partners is Ferrellgas, Inc. (the "General Partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell Companies"). The General Partner holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions. Ferrellgas Partners, a publicly traded limited partnership, holds an approximate 99% interest in and consolidates Ferrellgas, L.P.

     The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and (ii) the consolidated financial statements and accompanying notes, as set forth in Ferrellgas, L.P.'s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

B.   Unit and stock-based compensation

     Ferrellgas, L.P. accounts for the Ferrellgas Unit Option Plan (the "Unit Option Plan") and the Ferrell Companies, Inc. Incentive Plan (the "ICP") using the intrinsic value method under the provisions of Accounting
     Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," for all periods presented and makes the fair value method pro forma disclosures required under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based
     Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, no compensation cost has been recognized for the Unit Option Plan or for the ICP in the condensed consolidated statements of earnings. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology recommended under SFAS No. 123, Ferrellgas, L.P.'s net earnings would have been adjusted as noted in the table below:

                                                    For the three months ended   For the nine months ended
                                                              April 30,                  April 30,
                                                    --------------------------  ---------------------------
                                                       2004            2003        2004             2003
                                                    ----------      ----------  ----------       ----------

      Net earnings, as reported                      $33,235          $44,923    $92,152          $123,506

      Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards                                       245              211        730               633
                                                    ----------      ----------  ----------       ----------
                                                     $32,990          $44,712    $91,422          $122,873
      Pro forma net earnings                        ==========      ==========  ==========       ==========

C.   Accounting estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets and valuation methods of intangible assets and derivative commodity contracts.

D.   Reclassifications

     Certain reclassifications have been made to the nine months ended April 30, 2003 condensed consolidated statement of cash flows to conform to the nine months ended April 30, 2004 condensed consolidated statement of cash flows presentation. "Loss on disposal of assets" is disclosed separately in net cash provided by operating activities on the condensed consolidated statements of cash flows. This amount was previously classified as "Other" in net cash provided by operating activities in the nine months ended April 30, 2003.

E.   Nature of operations

     Ferrellgas, L.P. is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three and nine months ended April 30, 2004 and 2003 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, agricultural and other customers. As of April 21, 2004, Ferrellgas, L.P. became the leading national provider of branded propane tank exchange. See Note F - Business combinations - for additional discussion about the Blue Rhino contribution.

F.   Business combinations

     During the nine months ended April 30, 2004, Ferrellgas, L.P. completed one material business combination and seven business combinations. Each of the business combinations was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a period of time following each business combination. The Blue Rhino contribution allocation is preliminary pending the completion of the valuation of tangible and intangible assets and the calculation of other costs. The results of operations from these business combinations are included in Ferrellgas, L.P.'s condensed consolidated financial statements from the dates of the business combinations.

                                                                Allocation of Purchase Price
                                    --------------------------------------------------------------------------------------

                                                                   Property
                                      Purchase       Working        Plant &        Intangible
   Business combinations                Price        Capital       Equipment        Assets          Goodwill       Other
                                    ------------   -----------   -------------   --------------   ------------   ---------
       Blue Rhino (April 2004)        $406,184       $21,334        $ 85,088        $164,100        $135,201        $461
       Others (various)                 41,114           -            23,180          17,934             -            -
                                    ------------   -----------   -------------   --------------   ------------   ---------
                                      $447,298       $21,334        $108,268        $182,034        $135,201        $461
                                    ============   ===========   =============   ==============   ============   =========

    Blue Rhino contribution

     On April 20, 2004, FCI Trading Corp. ("FCI Trading"), an affiliate of the General Partner, acquired all of the outstanding common stock of Blue Rhino Corporation in an all-cash merger. Pursuant to an Agreement and Plan of Merger dated February 8, 2004, a subsidiary of FCI Trading merged with and into Blue Rhino Corporation whereby the then current stockholders of Blue Rhino Corporation were granted the right to receive a payment from FCI Trading of $17.00 in cash for each share of Blue Rhino Corporation common stock outstanding on April 20, 2004. FCI Trading thereafter became the sole stockholder of Blue Rhino Corporation and immediately after the merger, FCI Trading converted Blue Rhino Corporation into a limited liability company, Blue Rhino LLC.

     In a non-cash contribution, pursuant to a Contribution Agreement dated February 8, 2004, FCI Trading contributed on April 21, 2004 all of the membership interests in Blue Rhino LLC to Ferrellgas, L.P. through a series of transactions and Ferrellgas, L.P. assumed FCI Trading's obligation under the Agreement and Plan Of Merger to pay the $17.00 per share to the former stockholders of Blue Rhino Corporation together with other specific obligations, as detailed in the following table:

    Assumption of obligations under the contribution agreement                                           $343,414
    Limited partner and general partner interests issued                                                    8,700
    Assumption of Blue Rhino's bank credit facility outstanding balance                                    43,719
    Assumption of other liabilities and acquisition costs                                                  10,351
                                                                                                       ------------
                                                                                                         $406,184
                                                                                                       ============

     In consideration of this contribution, Ferrellgas Partners issued 195,686 common units to FCI Trading. Both Ferrellgas Partners and FCI Trading have agreed to indemnify the General Partner from any damages incurred by the General Partner in connection with the assumption of any of the obligations described above. Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino LLC merged with and into Ferrellgas, L.P. The former operations of Blue Rhino LLC will hereafter be referred to as "Blue Rhino."

     In addition to the payment of $17.00 per share to the former stockholders of Blue Rhino Corporation, each vested stock option and warrant that permitted its holder to purchase common stock of Blue Rhino Corporation that was outstanding immediately prior to the merger was converted into the right to receive a cash payment from Blue Rhino Corporation equal to the difference between $17.00 per share and the applicable exercise price of the stock option or warrant. Unvested options and warrants not otherwise subject to automatic accelerated vesting upon a change in control vested on a pro rata basis through April 19, 2004, based on their original vesting date. The total payment to the former Blue Rhino Corporation stockholders for all common stock outstanding on April 20, 2004 and for those Blue Rhino Corporation options and warrants then outstanding was $343.4 million.

     Prior to this contribution, Blue Rhino Corporation was the leading national provider of branded propane tank exchange as well as a leading supplier of complementary propane and non-propane products to consumers through many of the nation's largest retailers.

     Ferrellgas, L.P.'s valuation of the tangible and intangible assets of the Blue Rhino LLC contribution resulted in the recognition of goodwill of $135.2 million. This preliminary valuation of goodwill was based on Ferrellgas, L.P.'s belief that the contributions of Blue Rhino LLC will be beneficial to Ferrellgas, L.P.'s and Blue Rhino LLC's operations as Blue Rhino LLC's counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas, L.P. with the ability to better utilize its seasonal resources to complement Ferrellgas L.P.'s retail locations with Blue Rhino's existing distributor network.

     The results of operations of Blue Rhino for the period from April 21, 2004 through April 30, 2004 are included in the statement of earnings of the combined entity for the three and nine months ended April 30, 2004.

     Pro forma information

     The following summarized unaudited pro forma results of operations for the three and nine months ended April 30, 2004 and 2003, assumes that the Blue Rhino contribution completed by the Ferrellgas, L.P. had occurred as of the beginning of the period presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas, L.P. had completed the Blue Rhino contribution as of the beginning of the period presented or (ii) the results that will be attained in the future. Nonrecurring items included in the reported pro forma results of operations for the three and nine months ended April 30, 2003 include $2.5 million of income related to net proceeds from a litigation settlement in March 2003. Items not included in the reported pro forma results of operations for the three and nine months ended April 30, 2004, are $3.3 million of nonrecurring charges incurred by Blue Rhino Corporation in the period from February 1, 2004 through April 20, 2004, that were directly attributable to the Blue Rhino contribution.

                                       For the three months                          For the nine months
                                          ended April 30,                              ended April 30,
                              ----------------------------------------    -------------------------------------------
                                    2004                  2003                   2004                   2003
                              ------------------    ------------------    --------------------   --------------------
    Revenues                      $443,778              $429,265              $1,289,485             $1,222,915
    Earnings before
      cumulative   effect
      of change in
      accounting   principle        26,590                42,300                  75,092                116,018
    Net earnings                  $ 26,590              $ 42,300              $   75,092             $  113,264

G.   Cash and cash equivalents and non-cash activities

     For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash investing and financing activities are primarily related to the accounts receivable securitization and transactions with related parties and are disclosed in Note F - Business combinations, Note H
     - Accounts receivable securitization, Note L - Partners' capital and Note O
     - Transactions with related parties, respectively.

H.   Accounts receivable securitization

     During the nine months ended April 30, 2004, $12.3 million had been remitted to Ferrellgas, L.P.'s accounts receivable securitization facility. Ferrellgas, L.P. renewed this facility effective September 23, 2003, for a 364-day commitment with Banc One, NA. At April 30, 2004, Ferrellgas, L.P. had the ability to transfer, at its option, an additional $47.9 million of its trade accounts receivable. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," this transaction is reflected in the condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable. The retained interest is classified on the condensed consolidated balance sheets within "Accounts and notes receivable, net."

I.   Supplemental financial statement information

     Inventories consist of:

                                                                                       April 30,        July 31,
                                                                                         2004            2003
                                                                                    ---------------  --------------
        Propane gas and related products                                                $34,741          $49,772
        Appliances, parts and supplies                                                   44,130           19,305
                                                                                    ---------------  --------------
                                                                                        $78,871          $69,077
                                                                                    ===============  ==============

     In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to buy and sell product, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of April 30, 2004, Ferrellgas, L.P. had committed, for supply procurement purposes, to make net delivery of approximately 2.5 million gallons of propane at a fixed price. On April 21, 2004, inventory increased $27.6 million in connection with the Blue Rhino contribution. See Note F - Business combinations - for additional discussion about the Blue Rhino contribution.

     Property, plant and equipment, net consist of:

                                                                                       April 30,          July 31,
                                                                                         2004               2003
                                                                                    ----------------  -----------------
        Property, plant and equipment                                                 $1,118,916         $1,002,199
        Less:  accumulated depreciation                                                  333,866            317,282
                                                                                    ----------------  -----------------
                                                                                      $  785,050         $  684,917
                                                                                    ================  =================

     On April 21, 2004, property, plant and equipment increased $85.1 million in connection with the Blue Rhino contribution. See Note F - Business combinations - for additional discussion about the Blue Rhino contribution. During the nine months ended April 30, 2004, Ferrellgas, L.P. placed in service $48.5 million of computer software, which will be depreciated using the straight-line method over its estimated useful life of 5 years.

     Intangible assets, net consist of:

                                                   April 30, 2004                               July 31, 2003
                                     -----------------------------------------  -----------------------------------------
                                        Gross                                      Gross
                                       carrying     Accumulated                   carrying     Accumulated
                                        amount      amortization       Net         amount      amortization       Net
                                     ------------ ---------------- -----------  ------------ ---------------- -----------
      Customer lists                   $325,932      $(136,764)      $189,168     $220,061       $(133,548)     $86,513
      Tradenames & trademarks            59,000            -           59,000          -               -            -
      Non-compete agreements             71,562        (55,120)        16,442       64,020         (52,376)      11,644
      Patented technology                 3,500            -            3,500          -               -            -
      Other                               2,800            -            2,800          -               -            -
                                     ------------ ---------------- -----------  ------------ ---------------- -----------
                                        $462,794     $(191,884)      $270,910     $284,081       $(185,924)     $98,157
                                     ============ ================ ============ ============ ================ ===========

     On April 21, 2004, intangible assets, net increased $164.1 million in connection with the Blue Rhino contribution. See Note F - Business combinations - for additional discussion about the Blue Rhino contribution.

                                                      For the three months      For the nine months ended
                                                         ended April 30,               April 30,
                                                    ------------------------    ------------------------
                                                      2004            2003        2004            2003
                                                    --------        --------    --------        --------
        Aggregate amortization expense               $3,521          $3,341      $9,564          $9,645

    Estimated amortization expense:

       For the years ended July 31,
       Amortization remaining in 2004                                    $14,673
       2005                                                               20,062
       2006                                                               19,134
       2007                                                               17,796
       2008                                                               16,837

   Loss on disposal of assets and other consists of:

                                                      For the three months      For the nine months ended
                                                         ended April 30,               April 30,
                                                    ------------------------    ------------------------
                                                      2004            2003        2004            2003
                                                    --------        --------    --------        --------
   Loss on disposal of assets                        $ 755           $1,594     $ 3,579          $2,380
   Loss on transfer of accounts receivable
      related to the accounts receivable
      securitization                                   594              760       2,141           2,134
   Service income related to the accounts
      receivable securitization                       (424)            (369)     (1,243)           (733)
                                                    --------        --------    --------        --------
                                                     $ 925           $1,985     $ 4,477          $3,781
                                                    ========        ========    ========        ========

   Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

                                                      For the three months      For the nine months ended
                                                         ended April 30,               April 30,
                                                    ------------------------    ------------------------
                                                      2004            2003        2004            2003
                                                    --------        --------    --------        --------
   Operating expense                                 $34,089         $33,750    $105,209        $100,820
   Depreciation and amortization expense               1,500           1,168       5,682           4,345
   Equipment lease expense                             4,966           3,039      10,590           8,971
                                                    --------        --------    --------        --------
                                                     $40,555         $37,957    $121,481        $114,136
                                                    ========        ========    ========        ========

J.   Long-term debt

     Long-term debt consists of:

                                                                                       April 30,          July 31,
                                                                                          2004              2003
                                                                                     -------------      ------------
    Senior notes
      Fixed rate, 7.16% due 2005-2013                                                   $350,000          $350,000
      Fixed rate, 6.75% due 2014, net of unamortized discount                            249,090               -
      Fixed rate, 8.8% due 2006-2009                                                     184,000           184,000

    Credit agreement, variable interest rates, expiring 2006                             103,700           126,700

    Notes payable, 7.5% weighted average interest rate for each year, due 2003 to
          2011                                                                            10,019            10,108

    Capitalized lease obligations                                                            487               -
                                                                                     -------------      ------------
                                                                                         897,296           670,808
       Less:  current portion, included in other current liabilities on the
         consolidated balance sheets                                                       2,971             2,151
                                                                                     -------------      ------------
                                                                                        $894,325          $668,657
                                                                                     =============      ============

     Senior notes

     On April 20, 2004, subsidiaries of Ferrellgas, L.P. completed a private placement of $250.0 million in principal amount of 6.75% senior notes due 2014 at a price to the noteholders of 99.637% per note. In the offering, the subsidiaries received proceeds, net of underwriting discounts and commissions, of $243.5 million. The subsidiaries then merged into Ferrellgas, L.P. and Ferrellgas Finance Corp., a subsidiary of Ferrellgas, L.P., on April 20, 2004 with Ferrellgas, L.P. and Ferrellgas Finance Corp. assuming the payment obligation of the notes. The proceeds of the notes were used to pay a portion of the assumed merger consideration of $17.00 per share to the then former common stockholders of Blue Rhino Corporation in connection with the contribution of Blue Rhino LLC to Ferrellgas, L.P. by an affiliate of the General Partner. See additional discussion about the Blue Rhino contribution in Note F - Business combinations.

     Interest on the 6.75% senior notes due 2014 is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2004. These notes are unsecured and are not redeemable before May 1, 2009, except in specific circumstances.

     The scheduled annual principal payments on long-term debt are as follows:

                                                              Scheduled annual
             For the year ended July 31,                     principal payments
                                                            --------------------
               Payments remaining in 2004                        $    601
               2005                                                 2,811
               2006                                               111,271
               2007                                                38,539
               2008                                                74,172
               Thereafter                                         670,812
                                                            --------------------
                                                                 $898,206
                                                            ====================

K.   Contingencies

     Ferrellgas L.P.'s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that will have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas, L.P. Currently, Ferrellgas L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business.

L.   Partner's capital

     Partner's capital consists of a 98.9899% limited partner interest held by Ferrellgas Partners and a 1.0101% general partner interest held by the General Partner. During April 2004, in connection with the Blue Rhino contribution and related transactions, Ferrellgas Partners made a cash contribution of $192.5 million and a non-cash contribution of $9.8 million. See additional discussion about the Blue Rhino contribution in Note F - Business combinations. On December 1, 2003, Ferrellgas Partners made a capital contribution of $37.9 million in cash to Ferrellgas, L.P. and these proceeds were used to reduce borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

M.   Distributions

     During the nine months ended April 30, 2004, Ferrellgas, L.P. paid cash distributions of $75.5 million. On May 24, 2004, Ferrellgas L.P. declared a cash distribution of $36.6 million for the three months ended April 30, 2004, that is expected to be paid on June 14, 2004.

N.   Adoption of new accounting standards

     The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," FASB Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" and Emerging Issues Task Force ("EITF") 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables."

     SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the fiscal year ending July 31, 2004. Ferrellgas, L.P. has studied SFAS No. 150 and believes it will not have a material effect on its financial position, results of operations and cash flows.

     FASB Financial Interpretation No. 46 ("FIN 46") clarified Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to FIN 46, which addresses new effective dates and certain implementation issues. The interpretation is generally effective for the periods ending after December 15, 2003. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business, provided certain criteria are met. Ferrellgas, L.P. currently believes it does not have any variable interest entities that would be subject to this revised interpretation.

     EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities, such as the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. Ferrellgas, L.P. adopted this new accounting pronouncement beginning August 1, 2003. The implementation of this pronouncement did not have a material impact on Ferrellgas, L.P.'s financial position, results of operations and cash flows, because it does not enter into a significant number of arrangements that may involve multiple revenue-generating activities.

O.   Transactions with related parties

     Ferrellgas, L.P. has no employees and is managed and controlled by the General Partner. Pursuant to Ferrellgas, L.P.'s partnership agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by the General Partner in connection with operating Ferrellgas L.P.'s business. These costs, which include compensation and benefits paid to employees of the General Partner who perform services on their behalf, as well as related general and administrative costs, are as follows:

                                                     For the three months ended     For the nine months ended
                                                               April 30,                     April 30,
                                                    ----------------------------   ---------------------------
                                                       2004              2003         2004              2003
                                                    ----------        ----------   ----------        ----------
    Reimbursable costs                                $52,768           $53,563     $156,812          $152,855

     Ferrellgas, L.P. paid to Ferrellgas Partners and the General Partner distributions of $74.8 million and $0.7 million, respectively, during the nine months ended April 30, 2004. On May 24, 2004, Ferrellgas, L.P. declared distributions to Ferrellgas Partners, L.P. and the General Partner of $36.2 million and $0.4 million, respectively, that are expected to be paid on June 14, 2004.

     On December 1, 2003, Ferrellgas, L.P. received $37.9 million and $0.4 million in cash and net asset contributions from Ferrellgas Partners and the General Partner, respectively. Ferrellgas, L.P. then used the net cash proceeds to reduce the borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

     During April, 2004, Ferrellgas, L.P. received an aggregate of $204.3 million in cash and net asset contributions from Ferrellgas Partners and the General Partner related to the Blue Rhino contribution. See Note F - Business combinations - for additional discussion about the contributions.

     Ferrell International Limited ("Ferrell International") is beneficially owned by James E. Ferrell, the Chairman, President and Chief Executive Officer of the General Partner, and thus is an affiliate. Ferrellgas, L.P. enters into transactions with Ferrell International in connection with Ferrellgas L.P.'s risk management activities and does so at market prices in accordance with Ferrellgas L.P.'s affiliate trading policy approved by the General Partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for
     Ferrell International. Ferrellgas, L.P. recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and for providing accounting services with Ferrell
     International:

                                                     For the three months ended     For the nine months ended
                                                              April 30,                      April 30,
                                                    ----------------------------   ----------------------------
                                                       2004              2003         2004              2003
                                                    ----------        ----------   ----------        ----------
                                                       $328              $ -          $328             $(245)
   Net receipts (disbursements)
   Receipts from providing accounting services           10                10           30                30

     These net purchases, sales and commodity derivative transactions with Ferrell International are classified as cost of product sold on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International at April 30, 2004.

P. Subsequent event - cash contribution received and bank credit facility reduced

     On June 10, 2004, Ferrellgas Partners made a capital contribution of $51.1 million in cash to Ferrellgas, L.P. and these proceeds were used to reduce borrowings under its bank credit facility.

                            FERRELLGAS FINANCE CORP.
                 (A wholly-owned subsidiary of Ferrellgas, L.P.)

                            CONDENSED BALANCE SHEETS
                                  (in dollars)
                                   (unaudited)

                                                                                  April 30,         July 31,
ASSETS                                                                              2004              2003
--------------------------------------------------------------------            -------------    -------------


Cash                                                                               $1,000            $1,000
                                                                                -------------    -------------
Total assets                                                                       $1,000            $1,000
                                                                                =============    =============


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
Authorized; 1,000 shares issued and outstanding                                    $1,000            $1,000

Additional paid in capital                                                            700               515

Accumulated deficit                                                                  (700)             (515)
                                                                                -------------    -------------
Total stockholder's equity                                                         $1,000            $1,000
                                                                                =============    =============




                        CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                              Three months     Three months     Nine months    From inception
                                                 ended            ended           ended              to
                                                April 30,        April 30,       April 30,        April 30,
                                                  2004             2003            2004             2003
                                             --------------   --------------   -------------   --------------

General and administrative expense               $  -            $  515          $  185            $  515

                                             --------------   --------------   -------------   --------------
Net loss                                         $  -            $ (515)         $ (185)           $ (515)
                                             ==============   ==============   =============   ==============

                   See note to condensed financial statements.

                            FERRELLGAS FINANCE CORP.
                 (A wholly-owned subsidiary of Ferrellgas, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (in dollars)
                                   (unaudited)

                                                            Nine months ended       From inception to
                                                                April 30,               April 30,
                                                                  2004                    2003
                                                          ---------------------   ---------------------

Cash flows from operating activities:
  Net loss
                                                                $ (185)                  $(515)
                                                          ---------------------   ---------------------
      Cash used in operating activities                           (185)                   (515)
                                                          ---------------------   ---------------------

Cash flows from financing activities:
  Capital contribution
                                                                   185                     515
                                                          ---------------------   ---------------------
      Cash provided by financing activities
                                                                   185                     515
                                                          ---------------------   ---------------------

Change in cash                                                     -                        -
Cash - beginning of period                                       1,000                    1,000
                                                          ---------------------   ---------------------
Cash - end of period                                            $1,000                   $1,000
                                                          =====================   =====================

                   See note to condensed financial statements.


                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                                   (unaudited)

A.   Organization

     Ferrellgas Finance Corp., a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P.

     The condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our management's discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners, L.P. and Ferrellgas, L.P.

     Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees. Ferrellgas Partners Finance Corp. may act as a co-obligor and co-issuer of future issuances of debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. may act as co-obligor and co-issuer of future issuances of debt securities of Ferrellgas, L.P. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. are not presented in this section.

In this report, unless the context indicates otherwise:

     o when we refer to "us," "we," "our," or "ours," we generally mean Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with "common units" or "senior units," in which case these terms refer to Ferrellgas Partners, L.P.;

     o references to "Ferrellgas Partners" refer to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

     o references to the "operating partnership" refer to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

     o    references to our "general partner" refer to Ferrellgas, Inc.;

     o the term "unitholders" refers to holders of common units of Ferrellgas Partners; and

     o references to "Notes" refer to the notes to the condensed consolidated financial statements of Ferrellgas Partners and subsidiaries, as filed herewith.

     Ferrellgas Partners and the operating partnership are Delaware limited partnerships. Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partner's only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. Our common units are listed on the New York Stock Exchange and our activities are substantially conducted through the operating partnership.

     The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     The discussions set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, there exists four material differences between Ferrellgas Partners and the operating partnership. Those four material differences are:

     o the partnerships incur different amounts of interest expense on their outstanding indebtedness; see pages 2 and 21 in their respective condensed consolidated financial statements;

     o Ferrellgas Partners issued common units in several transactions during the nine months ended April 30, 2004;

     o during the nine months ended April 30, 2003, Ferrellgas Partners incurred $7.1 million in expenses related to the early extinguishment of its debt; and

     o during the nine months ended April 30, 2004, Ferrellgas Partners paid $8.5 million in cash on a short-term, non-interest bearing note related to a prior acquisition in fiscal 2003.

Forward-looking statements

     Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning future operating results, or our ability to generate sales, income or cash flow are forward-looking statements.

     Forward-looking  statements are not guarantees of future  performance.  You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict.

     Some of our forward-looking statements include the following:

     o whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and its ability to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing securities;

     o    whether  Ferrellgas  Partners  and  the  operating   partnership  will
          continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

     o the expectation that gross profit, operating income and net earnings will increase in the fourth quarter of fiscal 2004 compared to the amounts reported in the prior year period, primarily due to the effect of the Blue Rhino contribution;

     o the expectation that propane and other gas liquid sales and cost of product sold will increase in the fourth quarter of fiscal 2004 compared to the prior year period due to the effect of relatively higher wholesale propane costs.


     For a more detailed description of these and other forward-looking statements and for risk factors that may affect any forward-looking statements, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in Items 7 and 1, respectively, of our Annual Report on Form 10-K for our fiscal year ended July 31, 2003, as filed with the SEC on October 21, 2003.

Results of Operations

Overview

     We are the second largest retail marketer of propane in the United States based on retail gallons sold during fiscal 2003 and the leading national provider of branded propane tank exchange. We serve more than one million residential, industrial/commercial, agricultural, cylinder exchange and other customers in 50 states, Puerto Rico, the U.S. Virgin Islands and Canada. Our operations primarily include the retail distribution and sale of propane and related equipment and supplies and extend from coast to coast with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.

     Weather conditions have a significant impact on demand for propane for heating purposes. Accordingly, the volume of propane sold is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use.

     The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. Due to the seasonality of the retail distribution of propane, results of our operations for the nine months ended April 30, 2004 and 2003 are not necessarily indicative of the results to be expected for a full fiscal year. Other factors affecting our results of operations include competitive conditions, energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

     Our gross profit from the retail distribution of propane is primarily based on margins; that is the cents-per-gallon difference between our costs to purchase and distribute propane and the sale prices we charge our retail customers. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing and transporting of propane.

     As we have grown through acquisitions, fixed costs such as personnel costs, equipment leases, depreciation and interest expense have increased. Historically, due to the seasonality of our business, these fixed costs have contributed to net losses in the first and fourth fiscal quarters. Gross profit earned in our second and third quarters provide sources of cash for these fixed costs.

     We continue to pursue our business strategies of using technology to improve operations, capitalizing on our national presence and economies of scale, employing a disciplined acquisition strategy and achieving internal growth and aligning employee interest with our investors.

On April 20, 2004, we announced that a subsidiary of Ferrell Companies, Inc., the parent of the general partner, pursuant to a contribution agreement, contributed to Ferrellgas Partners, and subsequently to the operating partnership, the membership interests in Blue Rhino LLC and its payment and specified other obligations under the merger agreement pursuant to which the subsidiary acquired that entity. The subsidiary had previously merged with Blue Rhino Corporation and thereafter converted it into a limited liability company. The contribution agreement called for the assumption by the operating partnership of the subsidiary's obligation to pay $17 in cash for each share of Blue Rhino Corporation stock outstanding on the date of the closing of the merger. The total obligation assumed was $343.4 million. Blue Rhino is the nations' leading provider of branded propane tank exchange service and complimentary products with 30,000 retail locations in 50 states, Puerto Rico, the U.S. Virgin Islands and Canada. The results of operations of the contributed Blue Rhino operations for the period from April 21, 2004 through April 30, 2004 are included in our statement of earnings for the three months ended April 30, 2004. The contribution did not have a material effect on the results of operations for that period. Due to the seasonality of the branded propane tank exchange business, a significant portion of the net earnings related to the branded propane tank exchange business is generated during the summer which corresponds to our fourth fiscal quarter.

Three Months Ended April 30, 2004 and April 30, 2003

(amounts in thousands)

                                                                                       Increase/        Percentage
Three months ended April 30,                                 2004          2003        (Decrease)         Change
-----------------------------                              --------      --------     -----------       ----------
Retail propane gallons sold                                 249,424       250,620       (1,196)            (0.5)%

Propane and other gas liquids sales                        $368,264      $351,338       $16,926             4.8%
Gross profit                                                155,816       161,431        (5,615)           (3.5)%
Operating income                                             45,804        55,951       (10,147)          (18.1)%
Interest expense                                             17,998        16,548         1,450             8.8%

     Heating degree days, as reported by the National Oceanic and Atmospheric Administration ("NOAA"), were 7% warmer than normal during the three months ended April 30, 2004 as compared to 2% colder than normal during the three months ended April 30, 2003. Customer conservation and delayed deliveries caused by the sustained higher commodity prices also contributed to the shortfall in gallons sold this quarter. This decrease was partially offset by increased retail gallons sold from acquisitions.

     Wholesale market prices at one of the major supply points, Mt. Belvieu, Texas fluctuated differently during the three month ended April 30, 2004 compared to the prior year period. During February, 2004 Mt. Belvieu, Texas wholesale market prices averaged $0.70 per gallon compared to $0.77 per gallon in the prior year period. Wholesale market prices in March, 2004 at Mt. Belvieu, Texas averaged $0.59 per gallon compared to $0.63 per gallon in the prior year period. Wholesale market prices in April, 2004 at Mt. Belvieu, Texas averaged $0.61 per gallon compared to $0.50 per gallon in the prior year period. Other major supply points in the United States also experienced the same average sales price per gallon fluctuations as during the prior year periods.

     Propane and other gas liquids sales increased $9.9 million primarily due to an increase in the wholesale marketing average propane sales price per gallon, and an additional $7.0 million primarily due to acquisitions, partially offset by the previously mentioned warmer temperatures and customer reaction to the sustained higher average retail propane sales prices.

     Gross profit decreased $5.6 million primarily due to a lower contribution from our risk management trading activities, and to a lesser extent, due to the decrease in our retail propane price margins. This decrease in gross profit was partially offset by increased gross profit from acquisitions.

     Operating income decreased $10.1 million reflecting the previously mentioned decrease in gross profit and, to a lesser extent, an increase in depreciation and amortization expense. Depreciation and amortization expense increased primarily due to assets related to our technology initiative that were placed in service during the three months ended October 31, 2003 and acquisitions completed during fiscal 2003 and 2004.

     Interest expense increased 8.8% primarily due to increased borrowings to finance acquisitions completed in fiscal 2004.

Interest expense of the operating partnership

     Interest expense increased 13.3% primarily due to increased borrowings to finance acquisitions in fiscal 2004.

Nine Months Ended April 30, 2004 and April 30, 2003

(amounts in thousands)

                                                                                       Increase/        Percentage
Three months ended April 30,                                 2004          2003        (Decrease)         Change
-----------------------------                             ----------    ----------     -----------       ----------
Retail propane gallons sold                                  743,763      783,034       (39,271)           (5.0)%

Propane and other gas liquids sales                       $1,057,751     $985,539       $72,212             7.3%
Gross profit                                                 446,863      463,821       (16,958)           (3.7)%
Operating income                                             128,092      159,069       (30,977)          (19.5)%
Interest expense                                              52,083       47,328         4,755            10.0%

     Heating degree days, as reported by NOAA, were 5% warmer than normal during the nine months ended April 30, 2004 compared to being relatively normal during the nine months ended April 30, 2003. Customer conservation and delayed deliveries caused by higher commodity prices also contributed significantly to the volume shortfall this period. This decrease in volumes was partially offset by increased retail volumes from acquisitions.

     The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2004 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.60 per gallon during the nine months ended April 30, 2004, compared to an average of $0.54 per gallon in the prior year period. Other major supply points in the United States have also experienced significant increases.

     Propane and other gas liquids sales increased $110.4 million compared to the prior year period primarily due to an increase in the average propane sales price per gallon. This increase was partially offset by the $38.2 million sales decrease due to reduced retail sales volumes. The decrease in retail sales volumes was primarily caused by the previously mentioned warmer temperatures and customer reaction to the sustained higher average retail propane sales prices, partially offset by acquisitions.

     Gross profit decreased $17.0 million primarily due to the decrease in our retail propane volumes and lower contribution from our risk management trading activities. This decrease in gross profit was partially offset by increased gross profit from acquisitions.

     Operating income decreased $31.0 million reflecting the previously mentioned decrease in gross profit, an increase in depreciation and amortization expense and to a lesser extent, an increase in operating expense, partially offset by a decrease in equipment lease expense. Depreciation and amortization expense increased primarily due to assets related to our technology initiative that were placed in service during the three months ended October 31, 2003 and acquisitions completed during fiscal 2003 and 2004. Operating expense increased primarily due to increased personnel expense related to acquisitions completed during fiscal 2003 and 2004. Equipment lease expense decreased due to the effect of the buyout of operating tank leases in December 2002.

     Interest expense increased 10.0% primarily due to increased borrowings related to the buyout of operating tank leases in December 2002 and to finance acquisitions completed in fiscal 2003 and 2004.

Interest expense of the operating partnership

     Interest expense increased 10.0% primarily due to increased borrowings related to the buyout of operating tank leases in December 2002 and to finance acquisitions in fiscal 2003 and 2004.

Forward-looking statements

     We expect gross profit, operating income and net earnings in the statement of earnings to increase in the fourth quarter of fiscal 2004 compared to the amounts reported in the prior year period, primarily due to the effect of the Blue Rhino contribution. Blue Rhino generates most of its gross profit, operating income and net earnings in the summer months, which generally corresponds to our fourth fiscal quarter. We also expect propane and other gas liquid sales and cost of product sold to increase in the fourth quarter of fiscal 2004 compared to the prior year period due to the effect of relatively higher wholesale propane costs.

Liquidity and Capital Resources

General

     Our cash requirements include working capital requirements, debt service payments, the required quarterly senior unit distribution, the minimum quarterly common unit distribution, capital expenditures and acquisitions. The minimum quarterly distribution of $0.50 expected to be paid on June 14, 2004 to all common units that were outstanding on June 3, 2004, represents the thirty-ninth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Working capital requirements are subject to the price of propane, the weather and other changes in the demand for propane. Relatively colder weather and higher propane prices during the winter heating season increase our working capital requirements.

     Our ability to satisfy our cash requirements is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflect earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Typically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed gross profit during the non-peak heating season.

     Subject to meeting the financial tests discussed above, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations during fiscal 2004. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all of its common units during the remainder of fiscal 2004.

     Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt to cash flow ratio and cash flow to interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.75% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership's ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a decline in our credit rating.

     As of April 30, 2004, our general partner believes that we met all the required quarterly financial tests and covenants during the first, second and third quarters of fiscal 2004. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2004. However, if we were to encounter unexpected downturns in business operations in the future, such as significantly warmer than normal winter temperatures, a volatile energy commodity cost environment or continued economic downturn, we may not meet the applicable financial tests in future quarters. This failure could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

     Our future capital expenditures and working capital needs are expected to be provided by a combination of cash generated from future operations, existing cash balances, the bank credit facility or the accounts receivable securitization facility. To fund expansive capital projects and future acquisitions, we may obtain funds on our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

     Toward this purpose, in June 2003, a shelf registration statement was declared effective by the SEC for the periodic sale by us of up to $500 million of equity and/or debt securities. The securities related to this registration statement are available to us for sale from time to time in the future to fund acquisitions, to reduce indebtedness, to redeem senior units or to provide funds for general partnership purposes.

     On June 10, 2004, we issued in a public offering $50.0 million in principal amount of fixed rate 8.75% senior notes due 2012 at a price of 103.25% per note. Interest is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2004. These senior notes are unsecured and not redeemable before June 15, 2007, except under specific circumstances. We used the proceeds from the $50.0 million senior note issuance to make a capital contribution to the operating partnership to reduce indebtedness under its bank credit facility.

     On April 14, 2004, we received $156.4 million, after underwriting discounts and commissions, from the issuance of 7.0 million common units to the public pursuant to the registration statement described above. We used the net proceeds, together with contributions made by the general partner to maintain its effective 2% general partner interest in us, to pay a portion of the assumed merger consideration to the former stockholders of Blue Rhino Corporation. See Financing Activities - Blue Rhino contribution for additional discussion about the contribution. See Note L - Partners' capital - to our condensed consolidated financial statements for further discussion of this common unit issuance and Note F - Business combinations - for further discussion of the Blue Rhino contribution.

     On December 1, 2003, we received $47.4 million, after underwriting discounts and commissions, from the issuance of 2.0 million common units to the public, also pursuant to the registration statement described above. We used the net proceeds, together with contributions made by the general partner to maintain its effective 2% general partner interest in us, to reduce borrowings outstanding under the bank credit facility of the operating partnership by $38.3 million and to repay debt incurred to fund prior acquisitions of $8.5 million. The remaining proceeds were used for general partnership purposes of Ferrellgas Partners. See Note L - Partners' capital - to our condensed consolidated financial statements for further discussion of this common unit issuance.

     As of June 10, 2004, we had $206.5 million available under the shelf registration statement described above.

     We also maintain a shelf registration statement with the SEC for the issuance of approximately 2.0 million common units. We may issue these common units in connection with our acquisition of other businesses, properties or securities in business combination transactions.

Operating Activities

     Net cash provided by operating activities was $74.4 million for the nine months ended April 30, 2004, compared to net cash provided by operating activities of $134.8 million for the prior fiscal year period. This decrease in cash provided by operating activities is primarily due to the lower proceeds from the accounts receivable securitization activity, and to a lesser extent a decrease in cash flow from operating activities before changes in working capital. Our working capital needs are typically highest during the winter heating season. Cash required to fund working capital during the nine months ended April 30, 2004 was $42.2 million as compared to $66.0 million for the prior fiscal period. This use of working capital is primarily due to the timing of cash received from customers on accounts receivable and the cash needed to purchase inventory.

Accounts receivable securitization

     Cash flows from the accounts receivable securitization facility decreased $62.3 million primarily due to management's decision at the end of fiscal 2003 to reduce the bank credit facility rather than remit greater amounts collected as servicer of accounts receivable securitizations. At the end of fiscal 2002, we did not have outstanding balances on either the bank credit facility or the accounts receivable securitization facility. This decision to use lower costs of capital at July 31, 2003, for working capital needs left the accounts receivable securitization facility with an effective $34.0 million outstanding as compared to no balance outstanding at July 31, 2002. During the winter heating season, we typically use the accounts receivable facility to meet our increased working capital needs. Consequently, we remitted $12.3 million to this facility during the nine months ended April 30, 2004 as compared to having received funding of $50.0 million in the prior year period. We renewed this facility effective September 23, 2003, for a 364-day commitment with Banc One, NA. At April 30, 2004, we had the ability to transfer, at our option, an additional $47.9 million of trade accounts receivable. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," this transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership

     Net cash provided by operating activities was $84.2 million for the nine months ended April 30, 2004, compared to net cash provided by operating activities of $147.5 million for the prior fiscal year period. This decrease in cash provided by operating activities is primarily due to the previously mentioned lower proceeds from accounts receivable securitization activity and to a lesser extent a decrease in cash flow from operating activities before changes in working capital.

Investing Activities

     During the nine months ended April 30, 2004, net cash used in investing activities was $406.8 million, compared to $219.8 million for the prior fiscal year period. This increase in cash used in investing activities is primarily due to the payment of the assumed merger obligation related to the Blue Rhino contribution.

Blue Rhino contribution

     On April 20, 2004, we paid $343.4 million in cash as payment of obligations that were assumed in connection with the Blue Rhino contribution. See Note F - Business combinations - in our condensed consolidated financial statements for further discussion about the Blue Rhino contribution. We also used $1.3 million in cash for transaction fees related to the Blue Rhino contribution.

Acquisitions

     During the nine months ended April 30, 2004, we used $37.4 million in cash for the acquisition of seven retail propane companies, not including the Blue Rhino contribution, as compared to $36.3 million in the prior year period for the acquisition of three retail propane companies.

Capital expenditures

     We made cash capital expenditures of $25.2 million during the nine months ended April 30, 2004 as compared to $29.6 million in the prior year period primarily due to the reduced capital expenditures related to our technology initiative that was placed in service during fiscal 2004. Capital expenditures during fiscal 2004 consisted primarily of expenditures for the betterment and replacement of property, plant and equipment.

Financing Activities

     During the nine months ended April 30, 2004, net cash provided by financing activities was $342.3 million compared to net cash provided of $79.4 million for the prior fiscal year period. This increase in cash provided by financing activities was primarily due to proceeds from the issuance of common units and debt.

April Common Unit offering

     On April 14, 2004, we issued, in a public offering, an additional 7.0 million of our common units at a price of $23.34 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $156.4 million for the issuance of these common units. The proceeds were used to pay a portion of the assumed merger consideration to the former common stockholders of Blue Rhino Corporation and to pay a portion of the outstanding bank credit facility balance.

Other April financing activities

     On April 21, 2004, we issued, in five separate private placements, an aggregate of 1.6 million common units at a price of $22.35 per unit. We received aggregate net proceeds of $32.8 million in cash and $3.2 million in land for the issuance of these common units. These common units were issued as follows:

     o to Mr. Billy D. Prim, $15.0 million for cash; prior to the contribution of Blue Rhino Mr. Prim was the Chairman and Chief Executive Officer of Blue Rhino Corporation; subsequent to the Blue Rhino contribution and pursuant to an employment agreement among Ferrell Companies and our general partner, (i) our general partner paid Mr. Prim a non-compete and non-solicitation payment of $2.5 million and (ii) he was appointed Executive Vice President and a director of our general partner;

     o    to Mr. Prim $3.2 million in exchange for land;

     o to Mr. Andrew J. Filipowski, brother-in-law of Mr. Prim, $15.0 million for cash; prior to the contribution of Blue Rhino Mr. Filipowski was the Vice Chairman of Blue Rhino Corporation; o to Mr. Malcom McQuilkin, $1.0 million for cash; and

     o to Mr. James E. Ferrell, Chairman, President and Chief Executive Officer of our general partner, $1.8 million for cash.

These cash proceeds were used to pay a portion of the assumed merger consideration to the former common stockholders of Blue Rhino Corporation. The transactions with Mr. Prim and Mr. Filipowski were consummated prior to Mr. Prim becoming an officer and director of our general partner.

     On April 21, 2004, Ferrellgas Partners issued, pursuant to the exercise of common unit options by Mr. James E. Ferrell, Chairman, President and Chief Executive Officer of our general partner, an additional 0.2 million of common units at a strike price of $17.90 per unit. We received net proceeds of $3.2 million for the issuance of these common units. The proceeds were used to pay a portion of the assumed merger consideration to the former common stockholders of Blue Rhino Corporation.

     On April 21, 2004, Ferrellgas Partners issued to FCI Trading 0.2 million of common units at a price of $23.94 per unit. This $4.7 million of common units were issued to FCI Trading in connection with the Blue Rhino contribution as consideration for FCI Trading's net contribution of its membership interests in Blue Rhino LLC to the operating partnership.

     On April 21, 2004, Ferrellgas Partners issued $2.0 million of general partner units to our general partner in consideration for the Blue Rhino LLC membership interest contributed by our general partner. Also on April 21, 2004, our general partner contributed a membership interest in Blue Rhino LLC to the operating partnership to maintain its 1.0101% general partner interest in the operating partnership. See Note P - Transactions with related parties - for additional discussion of the involvement of related parties in these transactions. Also on April 21, 2004, the operating partnership issued $2.1 million of general partner units to the general partner. The fair value of the general partner units were issued as consideration for the general partner's net contribution of its membership interests in Blue Rhino LLC to the operating partnership.

     In connection with the Blue Rhino contribution, we assumed Blue Rhino's outstanding bank credit facility balance of $43.7 million, which we immediately repaid.

Distributions

     We paid the required distributions on the senior units and the minimum quarterly distribution on all common units, as well as general partner interests, totaling $65.2 million during the nine months ended April 30, 2004. The required quarterly distribution on the senior units and the minimum quarterly distribution on all common units for the three months ended April 30, 2004 of $26.4 million are expected to be paid on June 14, 2004 to holders of record on June 3, 2004. See related disclosure about the distributions of senior units in "-Disclosures about Effects of Transactions with Related Parties."

Credit Facility

     At April 30, 2004, $103.7 million of borrowings and $54.8 million of letters of credit were outstanding under our unsecured $307.5 million bank credit facility, which will terminate on April 28, 2006. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, and to a lesser extent, risk management activities. At April 30, 2004, we had $149.0 million available for working capital, acquisition, capital expenditure and general partnership purposes under the $307.5 million bank credit facility.

     All borrowings under our $307.5 million bank credit facility bear interest, at our option, at a rate equal to either:

     o a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America's prime rate (as of April 30, 2004, the federal funds rate and Bank of America's prime rate were 1.03% and 4.0%, respectively); or

     o the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of April 30, 2004, the one-month Eurodollar Rate was 1.03%).

In addition, an annual commitment fee is payable on the daily unused portion of our $307.5 million bank credit facility at a per annum rate varying from 0.375% to 0.625% (as of April 30, 2004, the commitment fee per annum rate was 0.5%).

     We believe that the liquidity available from our $307.5 million bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs for fiscal 2004. See "Operating
Activities" for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

     o    a significant increase in the wholesale cost of propane;

     o    a significant delay in the collections of accounts receivable;

     o increased volatility in energy commodity prices related to risk management activities;

     o    increased liquidity requirements imposed by insurance providers;

     o    a significant downgrade in our credit rating;

     o    decreased trade credit; or

     o    a significant acquisition.

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased working capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented.

Long-term debt

     On April 20, 2004, subsidiaries of the operating partnership completed a private placement of $250.0 million in principal amount of 6.75% senior notes due 2014 at a price to the noteholders of 99.637% per note. In the offering, the subsidiaries of the operating partnership received proceeds, net of underwriting discounts and commissions, of $243.5 million. The subsidiaries then merged into the operating artnership and Ferrellgas Finance Corp., a subsidiary of the operating partnership, on April 20, 2004 with the operating partnership and Ferrellgas Finance Corp. assuming the payment obligation of the notes. The proceeds of the notes were used to pay a portion of the assumed merger consideration to the then former common stockholders of Blue Rhino Corporation.

     Interest on the 6.75% senior notes due 2014 is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2004. These notes are unsecured and are not redeemable before May 1, 2009, except in specific circumstances.

     The following table summarizes our long-term debt obligations as of April 30, 2004:

                                                          Principal payments due by fiscal year
                                     --------------------------------------------------------------------------------
                                      Remainder                                           2008 and
(in thousands)                         of 2004        2005        2006         2007      thereafter       Total
                                     ------------- ----------- ------------ ------------ ------------ ---------------
Long-term debt, including
    current portion                     $601         $2,811      $111,271     $38,539     $962,984      $1,116,206

     On June 10, 2004, we issued in a public offering $50.0 million in principal amount of fixed rate 8.75% senior notes due 2012 at a price of 103.25% per note. Interest is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2004. These senior notes are unsecured and not redeemable before June 15, 2007, except under specific circumstances. We used the proceeds from the $50.0 million senior note issuance to make a capital contribution to the operating partnership to reduce indebtedness under its bank credit facility.

The operating partnership

     The financing activities discussion above also applies to the operating partnership except for cash flows related to distributions and Ferrellgas Partners' $8.5 million payment on a non-interest bearing note related to a prior acquisition.

 Distributions

     The operating partnership paid cash distributions of $75.5 million during the nine months ended April 30, 2004. On May 24, 2004, the operating partnership declared a cash distribution of $36.5 million for the three months ended April 30, 2004, that is expected to be paid on June 14, 2004.

Contributions from partners

     In April 2004, the operating partnership received $192.5 million in cash contributions and $9.8 million in non-cash contributions from its limited partner, Ferrellgas Partners. The operating partnership also received $2.1 million in non-cash contributions from its general partner. The operating partnership then used $192.5 million to pay a portion of the assumed merger obligations related to the Blue Rhino contribution and the remaining $38.3 million to reduce the borrowings outstanding under its $307.5 million bank credit facility.

     In December 2003, the operating partnership received cash contributions of $37.9 million and $0.4 million from its limited partner, Ferrellgas Partners and its general partner, respectively. The operating partnership then used these net proceeds to reduce the borrowings outstanding under its $307.5 million bank credit facility.

     The following table summarizes the operating partnership's long-term debt obligations as of April 30, 2004:

                                                              Principal payments due by fiscal year
                                         --------------------------------------------------------------------------------
                                          Remainder                                              2008 and
(in thousands)                             of 2004        2005          2006         2007       thereafter      Total
                                         ------------- ------------ ------------- ------------ ------------- ------------
Long-term debt, including
    current portion                          $601         $2,811      $111,271      $38,539       $744,984     $898,206

Disclosures about Risk Management Activities Accounted for at Fair Value

     The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for the three months ended April 30, 2004:

                                                                        Three                 Nine
                                                                    months ended          months ended
                                                                   April 30, 2004        April 30, 2004
(in thousands)                                                    ----------------      ----------------

Unrealized losses in fair value of contracts
    outstanding at beginning of period                                 $(1,539)              $(1,718)
Other unrealized gains recognized                                          199                 3,271
Less: realized losses recognized                                        (1,462)                1,431
                                                                  ----------------      ----------------
Unrealized losses in fair value of contracts
    outstanding at April 30, 2004                                      $   122               $   122
                                                                  ================      ================

     The following table summarizes the maturity of contracts from our risk management trading activities for the valuation methodologies we utilized as of April 30, 2004:

(in thousands)

                                                                                         Fair value of
                                                                                          contracts at
                                                                                           period-end
                                                                                        ------------------
                                                                                          Maturity less
Source of fair value                                                                       than 1 year
--------------------------------------------------------------------------------        ------------------
Prices actively quoted                                                                       $(719)
Prices provided by other external sources                                                      841
Prices based on models and other valuation methods                                              -
                                                                                        ------------------
Unrealized losses in fair value of contracts
     outstanding at April 30, 2004                                                           $ 122
                                                                                        ==================

See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

Disclosures about Effects of Transactions with Related Parties

     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $156.8 million for the nine months ended April 30, 2004, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

     Ferrell Companies, Inc. is the sole shareholder of our general partner and owns 17.8 million of our common units. FCI Trading, Inc. is wholly-owned by Ferrell Companies and owns 0.2 million of our common units. FCI Trading was formed during the three months ended January 31, 2004. Ferrell Propane, Inc. is wholly owned by our general partner and owns 51 thousand common units. During the nine months ended April 30, 2004, Ferrellgas Partners paid common unit distributions of $26.7 million and $0.1 million to Ferrell Companies and Ferrell Propane, respectively, for the three months ended July 31, 2003, January 31, 2004 and April 30, 2004. Also during the nine months ended April 30, 2004, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.4 million for the three months ended July 31, 2003, January 31, 2004 and April 30, 2004.

     JEF Capital Management, Inc. is beneficially owned by Mr. Ferrell, the Chairman, President and Chief Executive Officer of our general partner, and thus is an affiliate. JEF Capital is the holder of all of Ferrellgas Partners' issued and outstanding senior units. Ferrellgas Partners' partnership agreement generally provides that it use the cash proceeds of any offering of common units to redeem a portion of the outstanding senior units, otherwise a "Material Event" would be deemed to have occurred and JEF Capital, as the holder of the senior units, would thereafter have specified rights, such as the right to convert the senior units into common units or the right to register the senior units. By letter agreement dated November 20, 2003, JEF Capital agreed to waive the occurrence of a "Material Event" if Ferrellgas Partners issues common units at any time and from time to time on or prior to March 31, 2004, and does not use the cash proceeds from such offering or offerings to redeem a portion of the outstanding senior units. In consideration of the granting of the waiver, Ferrellgas Partners agreed not to redeem any outstanding senior units prior to March 31, 2004, and to reimburse JEF Capital for its reasonable legal fees not to exceed $70 thousand incurred in connection with the execution of the waiver. On February 25, 2004, JEF Capital and Ferrellgas Partners extended the letter agreement through December 31, 2004.

     We paid JEF Capital $6.0 million in senior unit distributions during the nine months ended April 30, 2004. On May 24, 2004, we accrued a senior unit distribution of $2.0 million that is expected to be paid to JEF Capital on June 14, 2004.

     Ferrell International Limited is beneficially owned by Mr. Ferrell and thus is an affiliate. We enter into transactions with Ferrell International in connection with our risk management activities and do so at market prices in accordance with our affiliate trading policy approved by our general partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During the nine months ended April 30, 2004, we recognized net sales from purchases, sales and commodity derivative transaction of $0.3 million. These net purchases, sales and commodity derivatives transactions with Ferrell International are classified as cost of product sold on our condensed consolidated statements of earnings. We provide limited accounting services to Ferrell International. During the nine months ended April 30, 2004, we recognized net receipts from providing limited accounting services of $30 thousand. There were no amounts due from or due to Ferrell International at April 30, 2004.

     See   "Financing   Activities"   for   additional   information   regarding
transactions with related parties.

     We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks. We account for these arrangements as operating leases. We believe these arrangements are a cost-effective method for financing our equipment needs. These off-balance sheet arrangements enable us to lease equipment from third parties rather than, among other options, purchase the equipment using on-balance sheet financing.

     Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is currently $13.9 million. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

     The following table summarizes our future minimum rental payments and operating lease buyouts as of April 30, 2004:

                                           Future Minimum Rental and Buyout Amounts by Fiscal Year
                              -----------------------------------------------------------------------------------
    (in thousands)            Remainder of                                               2008 and
                                  2004           2005          2006          2007       Thereafter      Total
                              -------------- ------------- ------------- ------------- ------------- ------------
    Operating lease
      rental payments            $12,685        $22,818       $17,960       $13,156       $29,820      $96,439
    Operating lease buyouts          590          6,037         2,247         7,148         8,622       24,644

     Operating lease buyouts represent the maximum amount we would pay if we were to exercise our right to buyout the assets at the end of their lease term. Historically, we have been successful in renewing certain leases that are subject to buyouts. However, there is no assurance we will be successful in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our risk management activities primarily attempt to mitigate risks related to the purchasing, storing and transporting of propane. We generally purchase propane in the contract and spot markets from major domestic energy companies on a short-term basis. Our costs to purchase and distribute propane fluctuate with the movement of market prices. This fluctuation subjects us to potential price risk, which we attempt to minimize through the use of risk management activities.

     Our risk management activities include the use of energy commodity forward contracts, swaps and options traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange. These risk management activities are conducted primarily to offset the effect of market price fluctuations on propane inventory and purchase commitments and to mitigate the price and inventory risk on sale commitments to our customers.

     Our risk management activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our retail customers, which include our supply procurement, storage and transportation activities, are presented in our discussion of retail margins and are accounted for at cost. The results of our other risk management activities are presented separately in our discussion of gross profit found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" as risk management trading activities and are accounted for at fair value.

     Market risks associated with energy commodities are monitored daily by senior management for compliance with our commodity risk management policy. This policy includes an aggregate dollar loss limit and limits on the term of various contracts. We also utilize volume limits for various energy commodities and review our positions daily where we remain exposed to market risk, so as to manage exposures to changing market prices.

     Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures and options are guaranteed by the New York Mercantile Exchange and have nominal credit risk. We are exposed to credit risk associated with over-the-counter traded forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, we analyze its financial condition prior to entering into an agreement, establish a credit limit and monitor the appropriateness of the limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, we attempt to balance maturities and positions with individual counterparties. Historically, our risk management activities have not experienced significant credit-related losses in any year or with any individual counterparty. Our risk management contracts do not contain material repayment provisions related to a decline in our credit rating.

     Sensitivity Analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2004, that were used in our risk management trading activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.1 million for risk management trading activities as of April 30, 2004. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

     At April 30, 2004, we had $103.7 million in variable rate amended bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate amended bank credit facility would result in a loss in future earnings of $1.0 million for the twelve months ending April 30, 2005. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed with the participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the principal executive officer and principal financial officer of our general partner, concluded that such disclosure controls and procedures were designed to be and were effective as of April 30, 2004 to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 4, 2004, we issued 31,717 restricted common units pursuant to a purchase and noncompetition agreement as a portion of the consideration for our acquisition of propane-related assets. These common units were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

     On April 21, 2004, we issued, in five separate private placements, an aggregate of 1,607,664 common units at a price of $22.35 per unit. We received net proceeds of $32.8 million in cash and $3.2 million in land for the issuance of these common units. The cash proceeds were used to pay a portion of the assumed merger consideration to the then former common stockholders of Blue Rhino Corporation. These common units were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act. See Note L - Partners' capital - for additional information on the private placement of common units in our condensed consolidated financial statements.

     On April 21, 2004, we issued to FCI Trading, 195,686 of common units at a price of $23.94 per unit. These common units, valued at $4.7 million, were issued to FCI Trading in connection with the Blue Rhino contribution as consideration for FCI Trading's net contribution of its membership interests in Blue Rhino LLC to the operating partnership. These common units were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act. See Note L - Partners' capital - for additional information on the private placement of common units in our condensed consolidated financial statements.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5. OTHER INFORMATION

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

    Exhibit
     Number     Description
    -------     -----------
      2.1       Contribution Agreement dated February 8, 2004, by and among FCI
                Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and
                Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.

      3.1 Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.

      3.2 Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

      3.3 Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

      3.4 Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.

      3.5 Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed
                February 18, 2003.

      3.6       Bylaws of Ferrellgas Finance Corp.  Incorporated by reference to
                Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

      4.1 Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).

      4.2 Indenture, dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

      4.3 Indenture, dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.

    Exhibit
     Number     Description
    -------     -----------

      4.4 Ferrellgas, L.P., Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.

      4.5 Ferrellgas, L.P., Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

      4.6 Registration Rights Agreement, dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.

      4.7 First Amendment to the Registration Rights Agreement, dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to
                Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

      4.8 Second Amendment to the Registration Rights Agreement, dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to
                Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

      4.9 Representations Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed December 29, 1999.

      4.10 First Amendment to Representations Agreement, dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.

      4.11 Waiver and Acknowledgement of No Material Event dated November 20, 2003, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas, Inc. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 24, 2003.

      4.12 Extension of Waiver and Acknowledgement of No Material Event dated February 25, 2004, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas, Inc. and JEF Capital Management, Inc.

    Exhibit
     Number     Description
    -------     -----------

      10.2 Receivable Interest Sale Agreement, dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed October 26, 2000.

      10.3 First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.

      10.4 Receivables Purchase Agreement, dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.

      10.5 First Amendment to the Receivables Purchase Agreement, dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.

      10.6 Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.

      10.7 Third Amendment to the Receivables Purchase Agreement, dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent.

      10.8 Fourth Amendment to the Receivables Purchase Agreement, dated as of September 23, 2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed October 21, 2003.

      10.9 Purchase Agreement, dated as of November 7, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed November 12, 1999.

    Exhibit
     Number     Description
    -------     -----------

      10.10 First Amendment to Purchase Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed
                December 29, 1999.

      10.11 Second Amendment to Purchase Agreement, dated as of March 14, 2000, by and among Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed
                March 16, 2000.

      10.12 Third Amendment to Purchase Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit
                10.1 to our Current Report on Form 8-K filed April 6, 2001.

      10.13 Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 12, 2004.

      10.14 First amendment to the Agreement and Plan of Merger, dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.

*     10.15     Real Property Contribution Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim.

      10.16 Unit Purchase Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.

      10.17 Registration Rights Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.2 to our Form S-3 filed May 21, 2004.

      10.18 Registration Rights Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Andrew J. Filipowski. Incorporated by reference to Exhibit 4.3 to our Form S-3 filed May 21, 2004.

      10.19 Registration Rights Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Malcom R. McQuilkin. Incorporated by reference to Exhibit 4.4 to our Form S-3 filed May 21, 2004.

      10.20 Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.

#    10.21      Ferrell Companies, Inc. Supplemental Savings Plan, restated
                January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

    Exhibit
     Number     Description
    -------     -----------

#    10.22      Second Amended and Restated Ferrellgas Unit Option Plan.
                Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#    10.23      Ferrell Companies, Inc. 1998 Incentive Compensation Plan -
                Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed October 29, 1998.

#    10.24      Employment agreement between James E. Ferrell and Ferrellgas,
                Inc., dated July 31, 1998. Incorporated by reference to Exhibit
                10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#    10.25      Employment agreement between Patrick Chesterman and Ferrellgas,
                Inc. dated July 31, 2000. Incorporated by reference to Exhibit
                10.19 to our Annual Report on Form 10-K filed October 26, 2000.

#    10.26      Employment Agreement, dated February 8, 2004, by and among
                Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim.
                Incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K filed April 22, 2004.

#    10.27      Employment agreement between Kevin Kelly and Ferrellgas, Inc.
                dated July 31, 2000. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed October 26, 2000.

*    31.1       Certification of Ferrellgas Partners, L.P. pursuant to Rule
                13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*    31.2       Certification of Ferrellgas Partners Finance Corp. pursuant to
                Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*    31.3       Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or
                Rule 15d-14(a) of the Exchange Act.

*    31.4       Certification of Ferrellgas Finance Corp. pursuant to Rule
                13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*    32.1       Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C.
                Section 1350.


*    32.2       Certification of Ferrellgas Partners Finance Corp. pursuant to
                18 U.S.C. Section 1350.

*    32.3       Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section
                1350.

*    32.4       Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C.
                Section 1350.

          *       Filed herewith
          #       Management contracts or compensatory plans.

(b) Reports on Form 8-K

Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. filed eight Form 8-K's during the three months ended April 30, 2004.

                                                 Items
Date of Report                                   Reported         Financial Statements Furnished
-------------------------------------------      --------         ------------------------------
Filed February 5, 2004                           5, 7             Unaudited interim balance sheets and footnotes of
                                                                  Ferrellgas, Inc.
Filed February 13, 2004                          5, 7             None
Filed April 2, 2004                              5, 7             Audited financial statements and footnotes of
                                                                  Blue Rhino Corporation
Filed April 2, 2004, as amended                  5, 7             Audited financial statements and footnotes of
                                                                  Blue Rhino Corporation
Filed April 12, 2004                             5                None
Filed April 15, 2004                             5, 7             None
Filed April 22, 2004                             2, 5, 7          None
Filed April 30, 2004                             5, 7             Unaudited interim balance sheets and footnotes
                                                                  of Ferrellgas, Inc.


Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. furnished two Form 8-K's during the three months ended April 30, 2004.

                                                 Items
Date of Report                                   Reported         Financial Statements Furnished
-------------------------------------------      --------         ------------------------------
Furnished February 18, 2004                      9                None
Furnished February 26, 2004                      7, 9, 12         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FERRELLGAS PARTNERS, L.P.

                                           By Ferrellgas, Inc. (General Partner)


Date:    June 14, 2004                     By  /s/ Kevin T. Kelly
                                               ---------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)


                                           FERRELLGAS PARTNERS FINANCE CORP.


Date:    June 14, 2004                     By  /s/ Kevin T. Kelly
                                               ---------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)


                                           FERRELLGAS, L.P.

                                           By Ferrellgas, Inc. (General Partner)


Date:    June 14, 2004                     By  /s/ Kevin T. Kelly
                                               ---------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)


                                           FERRELLGAS FINANCE CORP.


Date:    June 14, 2004                     By  /s/ Kevin T. Kelly
                                               ---------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)