Form 10-Q
period 2008-01-31
FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS L P
filed 2008-03-07
CIK 1012493, 922359, 922360, 922358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183
Ferrellgas Partners, L.P.
Ferrellgas Partners Finance Corp.
Ferrellgas, L.P.
Ferrellgas Finance Corp.

(Exact name of registrants as specified in their charters)

Delaware	43-1698480
Delaware	43-1742520
Delaware	43-1698481
Delaware	14-1866671

(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)
7500 College Boulevard, Suite 1000, Overland Park, KS 66210

(Address of principal executive offices)  (Zip Code)
(913) 661-1500
(Registrants’ telephone number, including area code)
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Ferrellgas Partners, L.P.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes  ☐  No  ☑
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes  ☑  No  ☐
At February 29, 2008, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	62,958,674	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock
EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.
For the quarterly period ended January 31, 2008
FORM 10-Q QUARTERLY REPORT

		Page

	Condensed Statements of Cash Flows — Six months ended January 31, 2008 and 2007	25

	Note to Condensed Financial Statements	25

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	38

	PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	38

ITEM 1A.	RISK FACTORS	38

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	39

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39

ITEM 5.	OTHER INFORMATION	39

ITEM 6.	EXHIBITS	40
Amended and Restated Change in Control Agreement - Stephen L. Wambold
Amended and Restated Change in Control Agreement - Eugene D. Caresia
Amended and Restated Change in Control Agreement - Kevin T. Kelly
Amended and Restated Change in Control Agreement - George L. Koloroutis
Amended and Restated Change in Control Agreement - Patrick J. Walsh
Amended and Restated Change in Control Agreement - Tod D. Brown
Change in Control Agreement - James R. VanWinkle
Change in Control Agreement - Richard V. Mayberry
Certification of Ferrellgas Partners LP Pursuant to Rule 13a-14(a)
Certification of Ferrellgas Partners Finance Corp Pursuant to Rule 13a-14(a)
Certification of Ferrellgas LP Pursuant to Rule 13a-14(a)
Certification of Ferrellgas Finance Corp Pursuant to Rule 13-14(a)
Certification of Ferrellgas Partners LP Pursuant to Section 1350
Certification of Ferrellgas Partners Finance Corp Pursuant to Section 1350
Certification of Ferrellgas LP Pursuant to Section 1350
Certification of Ferrellgas Finance Corp Pursuant to Section 1350

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)

	January 31,	July 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$37,018	$20,685
Accounts and notes receivable, net	169,074	118,320
Inventories	181,421	113,807
Prepaid expenses and other current assets	26,727	16,772

Total current assets	414,240	269,584

Property, plant and equipment, net	696,586	720,190
Goodwill	249,145	249,481
Intangible assets, net	235,644	246,283
Other assets, net	19,636	17,865

Total assets	$1,615,251	$1,503,403

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$135,302	$62,103
Short-term borrowings	128,052	57,779
Other current liabilities	100,430	107,199

Total current liabilities	363,784	227,081

Long-term debt	1,017,865	1,011,751
Other liabilities	23,481	22,795
Contingencies and commitments (Note H)	—	—
Minority interest	4,834	5,119

Partners’ capital:
Common unitholders (62,958,674 and 62,957,674 units outstanding at January 31, 2008 and July 31, 2007, respectively)	261,153	289,075
General partner (635,946 and 635,936 units outstanding at January 31, 2008 and July 31, 2007, respectively)	(57,435)	(57,154)
Accumulated other comprehensive income	1,569	4,736

Total partners’ capital	205,287	236,657

Total liabilities and partners’ capital	$1,615,251	$1,503,403

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)

	For the three months ended		For the six months ended
	January 31,		January 31,
	2008	2007	2008	2007

Revenues:
Propane and other gas liquids sales	$684,456	$581,997	$1,043,391	$926,916
Other	79,512	80,776	115,493	112,270

Total revenues	763,968	662,773	1,158,884	1,039,186

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	504,524	380,009	757,043	614,695
Cost of product sold — other	48,422	55,301	59,382	69,921
Operating expense	91,020	99,844	181,479	189,855
Depreciation and amortization expense	21,075	22,035	42,440	43,691
General and administrative expense	11,115	9,963	22,908	21,048
Equipment lease expense	6,143	6,454	12,494	13,098
Employee stock ownership plan compensation charge	3,072	2,739	6,246	5,580
Loss on disposal of assets and other	3,680	3,492	6,067	6,495

Operating income	74,917	82,936	70,825	74,803

Interest expense	(22,851)	(22,329)	(45,137)	(44,709)
Interest income	181	920	998	1,890

Earnings before income taxes and minority interest	52,247	61,527	26,686	31,984

Income tax expense (benefit)	464	1,672	(2,024)	1,882
Minority interest	585	666	412	426

Net earnings	51,198	59,189	28,298	29,676

Net earnings available to general partner unitholder	3,657	6,257	283	297

Net earnings available to common unitholders	$47,541	$52,932	$28,015	$29,379

Basic and diluted net earnings available per common unit	$0.76	$0.84	$0.44	$0.47

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

					Accumulated other
	Number of units				comprehensive income
		General		General		Currency		Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital

July 31, 2007	62,957.7	635.9	$289,075	$(57,154)	$5,055	$30	$(349)	$236,657

Contributions in connection with ESOP and stock-based compensation charges	—	—	7,003	71	—	—	—	7,074

Common unit distribution	—	—	(62,959)	(635)	—	—	—	(63,594)

Common unit options exercised	1.0	—	19	—	—	—	—	19

Comprehensive income (loss):
Net earnings	—	—	28,015	283	—	—	—	28,298
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	(5,055)	—	—
Reclassification of derivatives to earnings	—	—	—	—	1,856	—	—
Foreign currency translation adjustment	—	—	—	—	—	(12)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	5	—
Pension liability adjustment	—	—	—	—	—	—	39	(3,167)

Comprehensive income								25,131

January 31, 2008	62,958.7	635.9	$261,153	$(57,435)	$1,856	$23	$(310)	$205,287

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended January 31,

	2008	2007

Cash flows from operating activities:
Net earnings	$28,298	$29,676
Reconciliation of net earnings to net cash provided by operating activities
Depreciation and amortization expense	42,440	43,691
Employee stock ownership plan compensation charge	6,246	5,580
Stock-based compensation charge	900	666
Loss on disposal of assets	2,015	2,464
Minority interest	412	426
Loss on transfer of accounts receivable related to the accounts receivable securitization	5,815	5,784
Deferred tax expense (benefit)	(2,381)	483
Other	4,959	785
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(156,542)	(105,264)
Inventories	(70,000)	14,396
Prepaid expenses and other current assets	(12,848)	(5,203)
Accounts payable	72,253	22,638
Accrued interest expense	(2,857)	(1,500)
Other current liabilities	(3,835)	(22,097)
Other liabilities	159	1,166
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	103,000	93,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	671,536	622,251
Remittances of amounts collected as servicer of accounts receivable securitizations	(675,536)	(632,251)

Net cash provided by operating activities	14,034	76,691

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(187)	(30,910)
Capital expenditures	(15,289)	(18,202)
Proceeds from sale of assets	6,250	5,506
Other	(203)	(2,641)

Net cash used in investing activities	(9,429)	(46,247)

Cash flows from financing activities:
Distributions	(63,594)	(63,482)
Issuance of common units, net of issuance costs of $226	—	44,319
Proceeds from increase in long-term debt	97,527	51,176
Reductions in long-term debt	(91,721)	(59,592)
Net additions to short-term borrowings	70,273	3,124
Cash paid for financing costs	—	(59)
Minority interest activity	(769)	(768)
Proceeds from exercise of common unit options	19	875
Cash contribution from general partner	—	470

Net cash provided by (used in) financing activities	11,735	(23,937)

Effect of exchange rate changes on cash	(7)	(116)

Increase in cash and cash equivalents	16,333	6,391
Cash and cash equivalents — beginning of year	20,685	16,525

Cash and cash equivalents — end of period	$37,018	$22,916

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008
(Dollars in thousands, except per unit data, unless otherwise designated)
(unaudited)
A.	Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. At January 31, 2008 Ferrell Companies beneficially owns 20.3 million of Ferrellgas Partners’ outstanding common units.

Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2007.

B.	Summary of significant accounting policies

(1) Nature of operations:

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2008 and 2007 are not necessarily indicative of the results to be expected for a full fiscal year. We have approximately 1 million customers. These customers include residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico.

(2) Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, and valuation methods used to value sales returns and allowances, allowance for doubtful accounts, derivative commodity contracts and stock and unit-based compensation calculations.

(3) Supplemental cash flow information:

	For the six months ended
	January 31,
	2008	2007
CASH PAID FOR:
Interest	$46,978	$45,024
Income taxes	$1,279	$1,765
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$0	$2,751
Assumption of liabilities in connection with acquisitions	$0	$2,331
Property, plant and equipment additions	$2,132	$1,718
(4) New accounting standards:

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas is currently evaluating the potential impact of this statement.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas is currently evaluating the potential impact of this statement.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” provides a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure. The adoption of this interpretation during fiscal 2008 did not have a significant impact to Ferrellgas.

SFAS No. 141(R) “Business Combinations” (a replacement of SFAS No. 141, “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures goodwill or a gain from a bargain purchase (formerly negative goodwill) and how the acquirer determines what information to disclose. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Ferrellgas is currently evaluating the potential impact of this statement.

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” establishes accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary and it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. This Statement is effective for fiscal years beginning on or after December 15, 2008. Ferrellgas is currently evaluating the potential impact of this statement.

(5) Income taxes:

	For the three months		For the six months ended
	ended January 31,		January 31,
	2008	2007	2008	2007
Current expense	$670	$1,418	$357	$1,399
Deferred expense (benefit)	(206)	254	(2,381)	483

Income tax expense (benefit)	$464	$1,672	$(2,024)	$1,882

Deferred taxes consisted of the following:

	January 31,	July 31,
	2008	2007
Deferred tax assets	$4,722	$1,718
Deferred tax liabilities	(4,618)	(4,000)
During the first quarter of fiscal 2008 the Governor of the State of Michigan signed into law a one time credit for a previously passed Michigan Business Tax law. The passing of this new tax law caused Ferrellgas to recognize a one time deferred tax benefit of $2.8 million during fiscal 2008.

C.	Supplemental financial statement information

Inventories consist of:

	January 31,	July 31,
	2008	2007
Propane gas and related products	$160,791	$89,769
Appliances, parts and supplies	20,630	24,038

	$181,421	$113,807

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 24 months. As of January 31, 2008, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 21.0 million gallons of propane at fixed prices.

Loss on disposal of assets and other consist of:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2008	2007	2008	2007
Loss on disposal of assets	$912	$810	$2,015	$2,464
Loss on transfer of accounts receivable related to the accounts receivable securitization	3,947	3,770	5,815	5,784
Service income related to the accounts receivable securitization	(1,179)	(1,088)	(1,763)	(1,753)

	$3,680	$3,492	$6,067	$6,495

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2008	2007	2008	2007
Operating expense	$46,571	$46,153	$83,021	$77,395
Depreciation and amortization expense	1,236	1,336	2,532	2,725
Equipment lease expense	5,686	5,748	11,531	11,659

	$53,493	$53,237	$97,084	$91,779

Other current liabilities consist of:

	January 31,	July 31,
	2008	2007
Accrued interest	$20,590	$23,447
Accrued payroll	12,155	16,680
Accrued Insurance	12,224	11,602
Customer deposits and advances	20,735	21,018
Other	34,726	34,452

	$100,430	$107,199

D.	Accounts receivable securitization

The operating partnership transfers certain of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated, special purpose entity, and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, the operating partnership’s retained interest in these receivables is reduced. The accounts receivable securitization facility consisted of the following:

	January 31,	July 31,
	2008	2007
Retained interest	$37,256	$14,022
Accounts receivable transferred	$200,000	$76,250
The retained interest was classified as accounts and notes receivable on the condensed consolidated balance sheets. The operating partnership had fully utilized the accounts receivable securitization facility’s capacity as of January 31, 2008.

Other accounts receivable securitization disclosures consist of the following items:

	For the three months		For the six months ended
	ended January 31,		January 31,
	2008	2007	2008	2007
Net non-cash activity	$2,768	$965	$4,052	$1,582
Bad debt expense	$—	$61	$—	$202
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.2% and 5.3% as of January 31, 2008 and July 31, 2007, respectively.

E.	Long-term debt

Long-term debt consists of:

	January 31,	July 31,
	2008	2007
Senior notes
Fixed rate, Series C-E, ranging from 7.12% to 7.42% due 2008-2013	$204,000	$204,000
Fixed rate, 8.75%, due 2012, net of unamortized premium	269,661	269,851
Fixed rate, Series C, 8.87%, due 2009	73,000	163,000
Fixed rate, 6.75% due 2014, net of unamortized discount	249,439	249,391

Credit facilities, variable interest rates, expiring 2009 and 2010 (net of $128.1 million and $57.8 million classified as short-term borrowings at January 31, 2008 and July 31, 2007 respectively)	217,548	120,021

Notes payable, due 2008 to 2016, net of unamortized discount	6,936	8,395

Capital lease obligations	39	50

	1,020,623	1,014,708
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,758	2,957

	$1,017,865	$1,011,751

During August 2007, Ferrellgas made scheduled principal payments of $90.0 million of the 8.78% Series B senior notes using proceeds from borrowings on the unsecured bank credit facilities.

Unsecured bank credit facilities

As of January 31, 2008, Ferrellgas had total borrowings outstanding under the unsecured bank credit facilities of $345.6 million. Ferrellgas classified $128.1 million of this amount as short term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 6.77%. As of July 31, 2007, Ferrellgas had total borrowings outstanding under the unsecured bank credit facilities of $177.8 million. Ferrellgas classified $57.8 million of this amount as short term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 7.21%.

F.	Partners’ capital

Partnership distributions

Ferrellgas Partners has paid the following distributions:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2008	2007	2008	2007
Public common unit holders	$19,169	$19,113	$38,339	$38,227
Ferrell Companies (1)	10,040	10,040	20,081	20,081
FCI Trading Corp. (2)	98	98	196	196
Ferrell Propane, Inc. (3)	26	26	51	51
James E. Ferrell (4)	2,146	2,146	4,292	4,292
General partner	318	318	635	635

	$31,797	$31,741	$63,594	$63,482

(1)	Ferrell Companies is the owner of the general partner and a 32% owner of Ferrellgas’ common units and thus a related party.

(2)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(3)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(4)	James E. Ferrell (“Mr. Ferrell”) is the Chairman and Chief Executive Officer of the general partner and thus a related party.
On February 26, 2008, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended January 31, 2008, which is expected to be paid on March 14, 2007. Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,157
General partner	318
See additional discussions about transactions with related parties in Note G — Transactions with related parties.

G.	Transactions with related parties

Reimbursable costs

Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf and are reported in the condensed consolidated statements of earnings as follows:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2008	2007	2008	2007
Operating expense	$46,494	$54,186	$91,923	$103,511
General and administrative expense	6,436	5,586	13,432	11,297
See additional discussions about transactions with related parties in Note F — Partners’ capital.

H.	Contingencies

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the condensed consolidated financial condition, results of operations and cash flows of Ferrellgas.

I.	Earnings per common unit
Below is a calculation of the basic and diluted earnings per common unit in the condensed consolidated statements of earnings for the periods indicated. In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per limited partner unit will typically impact the three months ending January 31. The dilutive effect of EITF 03-6 on basic and diluted net earnings available per common unit was $0.05 and $0.09 for the three months ended January 31, 2008 and 2007, respectively. EITF 03-6 did not result in a dilutive effect for the six months ended January 31, 2008 and 2007.

In periods with year-to-date net losses the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months		For the six months
	ended January 31,		ended January 31,
	2008	2007	2008	2007

Net earnings available to common unitholders	$47,541	$52,932	$28,015	$29,379

Weighted average common units outstanding (in thousands)	62,958.7	62,884.2	62,958.7	62,561.4

Dilutive securities	12.6	15.7	13.3	18.1

Weighted average common units outstanding plus dilutive securities	62,971.3	62,899.9	62,972.0	62,579.5

Basic and diluted net earnings available per common unit	$0.76	$0.84	$0.44	$0.47

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	January 31,	July 31,
	2008	2007
ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	4,262	4,157

Accumulated deficit	(4,262)	(4,157)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months ended		For the six months ended
	January 31,		January 31,
	2008	2007	2008	2007

General and administrative expense	$60	$—	$105	$45

Net loss	$(60)	$—	$(105)	$(45)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the six months ended
	January 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(105)	$(45)

Cash used in operating activities	(105)	(45)

Cash flows from financing activities:
Capital contribution	105	45

Cash provided by financing activities	105	45

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2008
(unaudited)
A.	Formation

Ferrellgas Partners Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on March 28, 1996, and is a wholly-owned subsidiary of Ferrellgas Partners, L.P (the “Partnership”).

The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

The Finance Corp. has nominal assets, does not conduct any operations, has no employees and serves as co-issuer and co-obligor for debt securities of the Partnership.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	January 31,	July 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$36,860	$20,407
Accounts and notes receivable, net	169,074	118,320
Inventories	181,421	113,807
Prepaid expenses and other current assets	26,058	16,103

Total current assets	413,413	268,637

Property, plant and equipment, net	696,586	720,190
Goodwill	249,145	249,481
Intangible assets, net	235,644	246,283
Other assets, net	17,447	15,360

Total assets	$1,612,235	$1,499,951

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$135,302	$62,103
Short-term borrowings	128,052	57,779
Other current liabilities	97,179	104,018

Total current liabilities	360,533	223,900

Long-term debt	748,204	741,900
Other liabilities	23,481	22,795
Contingencies and commitments (Note H)	—	—

Partners’ capital
Limited partner	473,614	501,501
General partner	4,834	5,119
Accumulated other comprehensive income	1,569	4,736

Total partners’ capital	480,017	511,356

Total liabilities and partners’ capital	$1,612,235	$1,499,951

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months		For the six months ended
	ended January 31,		January 31,
	2008	2007	2008	2007
Revenues:
Propane and other gas liquids sales	$684,456	$581,997	$1,043,391	$926,916
Other	79,512	80,776	115,493	112,270

Total revenues	763,968	662,773	1,158,884	1,039,186

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	504,524	380,009	757,043	614,695
Cost of product sold — other	48,422	55,301	59,382	69,921
Operating expense	90,958	99,782	181,354	189,730
Depreciation and amortization expense	21,075	22,035	42,440	43,691
General and administrative expense	11,115	9,963	22,908	21,048
Equipment lease expense	6,143	6,454	12,494	13,098
Employee stock ownership plan compensation charge	3,072	2,739	6,246	5,580
Loss on disposal of assets and other	3,680	3,492	6,067	6,495

Operating income	74,979	82,998	70,950	74,928

Interest expense	(16,917)	(16,403)	(33,277)	(32,809)
Interest income	181	920	998	1,890

Earnings before income taxes	58,243	67,515	38,671	44,009

Income tax expense (benefit)	389	1,672	(2,099)	1,882

Net earnings	$57,854	$65,843	$40,770	$42,127

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated other
			comprehensive income
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2007	$501,501	$5,119	$5,055	$30	$(349)	$511,356

Contributions in connection with ESOP and stock-based compensation charges	7,074	72	—	—	—	7,146

Distribution	(75,319)	(769)	—	—	—	(76,088)

Comprehensive income (loss):
Net earnings	40,358	412	—	—	—	40,770
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	(5,055)	—	—
Reclassification of derivatives to earnings	—	—	1,856	—	—
Foreign currency translation adjustment	—	—	—	(12)	—
Tax effect on foreign currency translation adjustment	—	—	—	5	—
Pension liability adjustment	—	—	—	—	39	(3,167)

Comprehensive income						37,603

January 31, 2008	$473,614	$4,834	$1,856	$23	$(310)	$480,017

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	January 31,
	2008	2007

Cash flows from operating activities:
Net earnings	$40,770	$42,127
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	42,440	43,691
Employee stock ownership plan compensation charge	6,246	5,580
Stock-based compensation charge	900	666
Loss on disposal of assets	2,015	2,464
Loss on transfer of accounts receivable related to the accounts receivable securitization	5,815	5,784
Deferred tax expense (benefit)	(2,381)	483
Other	4,833	659
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(156,542)	(105,264)
Inventories	(70,000)	14,396
Prepaid expenses and other current assets	(12,848)	(5,203)
Accounts payable	72,253	22,638
Accrued interest expense	(2,857)	(1,501)
Other current liabilities	(3,905)	(22,189)
Other liabilities	159	1,166
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	103,000	93,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	671,536	622,251
Remittances of amounts collected as servicer of accounts receivable securitizations	(675,536)	(632,251)

Net cash provided by operating activities	25,898	88,497

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(187)	(30,937)
Capital expenditures	(15,289)	(18,202)
Proceeds from asset sales	6,250	5,506
Other	(203)	(2,640)

Net cash used in investing activities	(9,429)	(46,273)

Cash flows from financing activities:
Distributions	(76,088)	(75,975)
Contributions from partners	—	46,570
Proceeds from increase in long-term debt	97,527	51,176
Reductions in long-term debt	(91,721)	(59,592)
Net additions to short-term borrowings	70,273	3,124
Cash paid for financing costs	—	(15)

Net cash used in financing activities	(9)	(34,712)

Effect of exchange rate changes on cash	(7)	(116)

Increase in cash and cash equivalents	16,453	7,396
Cash and cash equivalents — beginning of period	20,407	14,875

Cash and cash equivalents — end of period	$36,860	$22,271

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008
(Dollars in thousands, unless otherwise designated)
(unaudited)
A.	Partnership organization and formation

Ferrellgas, L.P. is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, owns an approximate 99% limited partner interest in, and consolidates, Ferrellgas, L.P. Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions required by Ferrellgas, L.P.

Ferrellgas, L.P. owns a 100% equity interest in Ferrellgas Finance Corp. whose only business activity is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas, L.P.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2007.

B.	Summary of significant accounting policies

(1) Nature of operations:

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2008 and 2007 are not necessarily indicative of the results to be expected for a full fiscal year. We have approximately 1 million customers. These customers include residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico.

(2) Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, and valuation methods used to value sales returns and allowances, allowance for doubtful accounts, derivative commodity contracts and stock and unit-based compensation calculations.

(3) Supplemental cash flow information:

	For the six months ended
	January 31,
	2008	2007
CASH PAID FOR:
Interest	$35,244	$33,299
Income taxes	$1,279	$1,765
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$0	$2,009
Issuance of liabilities in connection with acquisitions	$0	$2,331
Property, plant and equipment additions	$2,132	$1,718
(4) New accounting standards:

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” provides a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure. The adoption of this interpretation during fiscal 2008 did not have a significant impact to Ferrellgas, L.P.

SFAS No. 141(R) “Business Combinations” (a replacement of SFAS No. 141, “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures goodwill or a gain from a bargain purchase (formerly negative goodwill) and how the acquirer determines what information to disclose. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” establishes accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary and it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. This Statement is effective for fiscal years beginning on or after December 15, 2008. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.

(5) Income taxes:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2008	2007	2008	2007
Current expense	$595	$1,418	$282	$1,399
Deferred expense (benefit)	(206)	254	(2,381)	483

Income tax expense (benefit)	$389	$1,672	$(2,099)	$1,882

Deferred taxes consisted of the following:

	January 31,	July 31,
	2008	2007
Deferred tax assets	$4,722	$1,718
Deferred tax liabilities	(4,618)	(4,000)
During the first quarter of fiscal 2008 the Governor of the State of Michigan signed into law a one time credit for a previously passed Michigan Business Tax law. The passing of this new tax law caused Ferrellgas, L.P. to recognize a one time deferred tax benefit of $2.8 million during fiscal 2008.
C.	Supplemental financial statement information

Inventories consist of:

	January 31,	July 31,
	2008	2007
Propane gas and related products	$160,791	$89,769
Appliances, parts and supplies	20,630	24,038

	$181,421	$113,807

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 24 months. As of January 31, 2008, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 21.0 million gallons of propane at fixed prices.
Loss on disposal of assets and other consists of:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2008	2007	2008	2007
Loss on disposal of assets	$912	$810	$2,015	$2,464
Loss on transfer of accounts receivable related to the accounts receivable securitization	3,947	3,770	5,815	5,784
Service income related to the accounts receivable securitization	(1,179)	(1,088)	(1,763)	(1,753)

	$3,680	$3,492	$6,067	$6,495

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2008	2007	2008	2007
Operating expense	$46,571	$46,153	$83,021	$77,395
Depreciation and amortization expense	1,236	1,336	2,532	2,725
Equipment lease expense	5,686	5,748	11,531	11,659

	$53,493	$53,237	$97,084	$91,779

Other current liabilities consist of:

	January 31,	July 31,
	2008	2007
Accrued interest	$17,594	$20,451
Accrued payroll	12,155	16,680
Accrued Insurance	12,224	11,602
Customer deposits and advances	20,735	21,018
Other	34,471	34,267

	$97,179	$104,018

D.	Accounts receivable securitization

Ferrellgas, L.P. transfers certain of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated, special purpose entity, and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, Ferrellgas, L.P.’s retained interest in these receivables is reduced. The accounts receivable securitization facility consisted of the following:

	January 31,	July 31,
	2008	2007
Retained interest	$37,256	$14,022
Accounts receivable transferred	$200,000	$76,250
The retained interest was classified as accounts and notes receivable on the condensed consolidated balance sheets. Ferrellgas, L.P. had fully utilized the accounts receivable securitization facility’s capacity as of January 31, 2008.

Other accounts receivable securitization disclosures consist of the following items:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2008	2007	2008	2007
Net non-cash activity	$2,768	$965	$4,052	$1,582
Bad debt expense	$—	$61	$—	$202
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.2% and 5.3% as of January 31, 2008 and July 31, 2007, respectively.

E.	Long-term debt

Long-term debt consists of:

	January 31,	July 31,
	2008	2007
Senior notes
Fixed rate, Series C-E, ranging from 7.12% to 7.42% due 2008-2013	$204,000	$204,000
Fixed rate, Series C, 8.87%, due 2009	73,000	163,000
Fixed rate, 6.75% due 2014, net of unamortized discount	249,439	249,391

Credit facilities, variable interest rates, expiring 2009 and 2010 (net of $128.1 million and $57.8 million classified as short-term borrowings at January 31, 2008 and July 31, 2007 respectively)	217,548	120,021

Notes payable, due 2008 to 2016, net of unamortized discount	6,936	8,395

Capital lease obligations	39	50

	$750,962	$744,857
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,758	2,957

	$748,204	$741,900

During August, 2007, Ferrellgas, L.P. made scheduled principal payments of $90.0 million of the 8.78% Series B Senior Notes using proceeds from borrowings on the unsecured bank credit facilities.

Unsecured bank credit facilities

As of January 31, 2008, Ferrellgas L.P. had total borrowings outstanding under the unsecured bank credit facilities of $345.6 million. Ferrellgas L.P. classified $128.1 million of this amount as short term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 6.77%. As of July 31, 2007, Ferrellgas L.P. had total borrowings outstanding under the unsecured bank credit facilities of $177.8 million. Ferrellgas L.P. classified $57.8 million of this amount as short term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 7.21%.

F.	Partners’ capital

Partnership distributions paid

	For the three months		For the six months
	ended January 31,		ended January 31,
	2008	2007	2008	2007
Ferrellgas Partners	$43,522	$43,466	$75,319	$75,207
General partner	444	444	769	768

	$43,966	$43,910	$76,088	$75,975

On February 26, 2008, Ferrellgas L.P. declared distributions to Ferrellgas Partners and the general partner of $31.8 million and $0.3 million, respectively.

See additional discussions about transactions with related parties in Note G — Transactions with related parties.

G.	Transactions with related parties

Reimbursable costs

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf and are reported in the condensed consolidated statements of earnings as follows:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2008	2007	2008	2007
Operating expense	$46,494	$54,186	$91,923	$103,511
General and administrative expense	6,436	5,586	13,432	11,297
See additional discussions about transactions with related parties in Note F — Partners’ capital

H.	Contingencies

Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the condensed consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	January 31,	July 31,
	2008	2007

ASSETS

Cash	$1,100	$1,000

Total assets	$1,100	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	2,425	2,220

Accumulated deficit	(2,325)	(2,220)

Total stockholder’s equity	$1,100	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months		For the six months ended
	ended January 31,		January 31,
	2008	2007	2008	2007

General and administrative expense	$105	$—	$105	$—

Net loss	$(105)	$—	$(105)	$—

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the six months ended
	January 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(105)	$—

Cash used in operating activities	(105)	—

Cash flows from financing activities:
Capital contribution	205	—

Cash provided by financing activities	205	—

Change in cash	100	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,100	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2008
(unaudited)
A.	Formation

Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P (the “Partnership”).

The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

The Finance Corp. has nominal assets, does not conduct any operations, has no employees and serves as co-issuer and co-obligor for debt securities of the Partnership.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners, L.P. and Ferrellgas, L.P.
     Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees. Ferrellgas Partners Finance Corp. serves as co issuer and co-obligor for debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas, L.P. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented in this section.
In this Quarterly Report on Form 10-Q, unless the context indicates otherwise:
•	“us,” “we,” “our,” or “ours” are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors and marketers;

•	“propane sales volumes” refers to the volume of propane sold to our customers and excludes any volumes of propane sold to our wholesale customers and other bulk propane distributors or marketers; and

•	“Notes” refers to the notes to the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.
     Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. The common units of Ferrellgas Partners are listed on the New York Stock Exchange and our activities are substantially conducted through the operating partnership.
     The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to $268.0 million in the aggregate principal amount of 8 3/4% senior notes due 2012 co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.
     Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 32% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.
     We file annual, quarterly, and other reports and other information with the SEC. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room at, 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange, under the ticker symbol of “FGP,” we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and this other information at the offices of the New York Stock Exchange at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any internet addresses provided in this Quarterly Report on Form 10-Q are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.
Overview
     We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States, including the largest national provider of propane by portable tank exchange as measured by our propane sales volumes in fiscal 2007. We have approximately 1 million customers. These customers include residential, industrial/commercial, propane tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico. We've realized some customer losses associated with our ongoing efforts to improve individual customer profitability. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.
     The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. However, our propane by portable tank exchanges sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. It also provides us the ability to better utilize our seasonal resources at our retail distribution locations. Other factors affecting our results of operations include competitive conditions, volatility in energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.
     We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We use the definition of “normal” temperatures based on information published by the National Oceanic and Atmospheric Administration (“NOAA”). Based on this information, we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.
     Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season of November through March. Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use. Although there is a direct correlation between weather and customer usage, there is a natural time lag between the onset of cold weather and increased sales to customers. Nationwide temperatures during the fiscal second quarter were approximately 8% cooler than a year ago but 3% warmer than normal.
     Our gross margin from the distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural and other customers. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas as propane prices tend to correlate with the fluctuations of these underlying commodities. We employ risk management activities that attempt to mitigate risks related to the purchasing, selling, storing and transporting of propane. These activities include propane sales commitments to a portion of our retail customers which provide for a fixed or capped propane sales price for a specified period of time. These commitments can expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment. During the current winter heating season we did not, through our risk management activity, immediately hedge our exposure to a portion of these propane sales commitments. Due to the unprecedented increase in propane costs during the current winter heating season, this unhedged portion of the sales commitment caused a negative impact on our risk management performance and its related contribution to Cost of product sold — propane and other gas liquids sales.
     We continue to pursue the following business strategies:
•	maximize operating efficiencies through utilization of our technology platform;

•	capitalize on our national presence and economies of scale;

•	expand our operations through disciplined acquisitions and internal growth; and

•	align employee interests with our investors through significant employee ownership.
Forward-looking statements
     Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, expressed or implied, concerning future operating results, or our ability to generate sales, income or cash flow are forward-looking statements.
     Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict.
     Some of our forward-looking statements include the following:
•	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	the expectation that higher propane prices will continue and that temperatures for the remaining winter heating season will be normal causing revenues — propane and other gas liquids sales, cost of product sold — propane and other gas liquids sales to increase during the remainder of fiscal 2008 compared to our prior fiscal year.
     Forward-looking statements can also be found in the section of our Annual Report on Form 10-K for our fiscal 2007 entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering any forward-looking statement, you should also keep in mind the risk factors set forth in the section of our Annual Report on Form 10-K for our fiscal 2007 entitled “Item 1A. Risk Factors.” Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.
     Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this quarterly report.
     The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
     The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists two material differences between Ferrellgas Partners and the operating partnership. Those two material differences are:
•	because Ferrellgas Partners issued $268.0 million in aggregate principal amount of 8 3/4% senior secured notes due fiscal 2012 during fiscal 2004 and 2003, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements; and

•	Ferrellgas Partners issued common units in several transactions during fiscal 2007.
Results of Operations
Three months ended January 31, 2008 compared to January 31, 2007

(amounts in thousands)			Favorable
			(unfavorable)
Three months ended January 31,	2008	2007	Variance
Propane sales volumes (gallons)	266,525	275,915	(9,390)	(3)%

Propane and other gas liquids sales	$684,456	$581,997	102,459	18%
Gross margin from propane and other gas liquids sales (a)	179,932	201,988	(22,056)	(11)%
Operating income	74,917	82,936	(8,019)	(10)%
Interest expense	22,851	22,329	(522)	(2)%

(a)	Gross margin from propane and other gas liquids sales represents Propane and other gas liquids sales less Cost of product sold — propane and other gas liquids sales.
     Propane sales volume during the three months ended January 31, 2008 decreased 9.4 million gallons compared to the prior year period. Although temperatures during the quarter were 8% colder than the prior year period, we believe the increasing propane prices have led to lower gallon usage and conservation. The wholesale market price has increased 63% since the second quarter of fiscal 2007. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas averaged $1.53 and $.94 per gallon during the three months ended January 31, 2008 and 2007, respectively. Additionally, we believe our propane sales volume decreases are due in part to customer losses associated with our ongoing efforts to improve customer profitability.
     Propane and other gas liquids sales increased $102.5 million compared to the prior year period. Approximately $97.4 million of this increase was due to the effect of increased sales price per gallon and

$21.9 million related to an increase in lower-margin wholesale and other third-party sales. These increases were partially offset by the impact of lower propane sales volumes, as discussed above.
     Gross margin from propane and other gas liquids sales decreased $22.1 million compared to the prior year period. This decrease was primarily due to the impact of lower propane sales volumes as discussed above. Additionally, approximately $8.6 million of this decrease is due to a decrease in gross margin per gallon and approximately $6.8 million is due to a decrease in the profit from our risk management activities, as discussed in the “Overview” section above.
     Operating income decreased $8.0 million compared to the prior year period primarily due to the previously mentioned $22.1 million decrease in gross margin from propane and other gas liquids sales which was partially offset by an $8.8 million decrease in operating expense and a $5.6 million increase in gross margin from other revenue. Operating expense decreased primarily due to a $4.5 million decrease in incentive and other compensation expense, a $4.3 million decrease in labor expense and a $2.0 million decrease in expense for worker’s compensation and general liability. These decreases were partially offset by $2.0 million of increased fuel costs and $2.3 million of increased bad debt expense. Gross margin from other revenue increased primarily due to $3.8 million of increased miscellaneous fees billed to customers.
     Interest expense increased $0.5 million due to increased borrowings on our unsecured credit facilities to fund the retirement of a portion of our fixed rate senior notes on August 1, 2007 and other working capital needs.
Interest expense of the operating partnership
     Interest expense increased $0.5 million due to increased borrowings on our unsecured credit facilities to fund the retirement of a portion of our fixed rate senior notes on August 1, 2007 and other working capital needs.
Six months ended January 31, 2008 compared to January 31, 2007

(amounts in thousands)			Favorable
			(unfavorable)
Six months ended January 31,	2008	2007	Variance
Propane sales volumes (gallons)	407,670	437,160	(29,490)	(7)%

Propane and other gas liquids sales	1,043,391	$926,916	116,475	13%
Gross margin from propane and other gas liquids sales (a)	286,348	312,221	(25,873)	(8)%
Operating income	70,825	74,803	(3,978)	(5)%
Interest expense	45,137	44,709	(428)	(1)%

(a)	Gross margin from propane and other gas liquids sales represents Propane and other gas liquids sales less Cost of product sold — propane and other gas liquids sales.
     Propane sales volume during the six months ended January 31, 2008 decreased 29.5 million gallons from that of the prior year period. Although temperatures during the period were 1% colder than the prior year period, we believe the increasing propane prices have led to lower gallon usage and conservation. The wholesale market price of propane has increased 42% since the second quarter six month average of fiscal 2007. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas averaged $1.41 and $.99 per gallon during the six months ended January 31, 2008 and 2007, respectively. Additionally, we believe our propane sales volumes decreases are due in part to customer losses associated with our ongoing efforts to improve customer profitability

     Propane and other gas liquids sales increased $116.5 million compared to the prior year period. Approximately $123.3 million of this increase was due to the effect of increased sales price per gallon and $47.5 million related to an increase in lower-margin wholesale and other third-party sales. These increases were partially offset by the impact of lower propane sales volumes, as discussed above.
     Gross margin from propane and other gas liquids sales decreased $25.9 million compared to the prior year period. This decrease was primarily due to the impact of lower propane sales volumes as discussed above. Additionally, approximately $4.1 million of this decrease is due to a decrease in the profit from our risk management activities as discussed in the “Overview” section above and approximately $2.2 million of this decrease is due to a decrease in gross margin per gallon.
     Operating income decreased $4.0 million compared to the prior year period primarily due to the previously mentioned $25.9 million decrease in gross margin from propane and other gas liquids sales which was partially offset by a $13.8 million increase in gross margin from other revenue and an $8.4 million decrease in operating expense. Gross margin from other revenue increased primarily due to $7.4 million of increased miscellaneous fees billed to customers. Operating expense decreased primarily due to a $8.9 million decrease in labor expense and a $4.9 million decrease in incentive and other compensation expense. These decreases were partially offset a $3.7 million increase in bad debt expense and a $3.2 million increase in expense for worker’s compensation and general liability.
     Interest expense increased $0.4 million due to increased borrowings on our unsecured credit facilities to fund the retirement of a portion of our fixed rate senior notes on August 1, 2007 and other working capital needs.
Interest expense of the operating partnership
     Interest expense increased $0.5 million due to increased borrowings on our unsecured credit facilities to fund the retirement of a portion of our fixed rate senior notes on August 1, 2007 and other working capital needs.
Forward-looking statements
     We expect revenues — propane and other gas liquids sales, cost of product sold — propane and other gas liquids sales to increase during the remainder of fiscal 2008 compared to the prior fiscal year based upon:
•	our belief that higher propane prices will continue and that temperatures for the remaining winter heating season will be normal.
Liquidity and Capital Resources
General
     Our cash requirements include working capital requirements, debt service payments, the minimum quarterly common unit distribution, acquisition and capital expenditures. The minimum quarterly distribution of $0.50 expected to be paid on March 14, 2008 to all common units that were outstanding on March 7, 2008, represents the fifty fourth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.
     Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business, weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season, which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed revenues and related costs and expenses during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations for the remainder of fiscal 2008 and in fiscal 2009. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units for the remainder of fiscal 2008 and in fiscal 2009.
     Our bank credit facilities, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8 3/4% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8 3/4% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our bank credit facilities, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating. On December 19, 2007, Standard & Poor’s Rating Service affirmed our ‘B+’ corporate credit rating.
     As of January 31, 2008, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2008 and in fiscal 2009. However, we may not meet the applicable financial tests in future quarters if we were to experience:
•	significantly warmer than normal winter temperatures;

•	a continued volatile energy commodity cost environment;

•	an unexpected downturn in business operations; or

•	a general economic downturn in the United States.
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
     We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the bank credit facilities or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Operating Activities — Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.
     Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:
•	a shelf registration statement for the periodic sale of common units, debt securities and/or other securities. Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement;

•	an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions. As of February 29, 2008 we had $240.0 million available under this shelf agreement; and

•	a shelf registration statement for the periodic sale of up to $200.0 million of common units in connection with the Ferrellgas Partners’ direct purchase and distribution reinvestment plan. As of February 29, 2008 we had $200.0 million available under this shelf agreement.
Operating Activities
     Net cash provided by operating activities was $14.0 million for the six months ended January 31, 2008, compared to net cash provided by operating activities of $76.7 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $76.8 million increase in working capital requirements which was partially offset by a $16.0 million increase in cash flow from the utilization of our accounts receivable securitization facility. The increase in working capital requirements was primarily due to $84.4 million from the timing and increasing cost per gallon of inventory purchases and $51.3 million from the timing and increasing sales price per gallon on accounts receivable collections. These increases in working capital requirements were partially offset by $49.6 million from the timing and increasing purchase price per gallon on accounts payable disbursements, a $13.9 million increase in cash flow from the timing of customer’s uses of their deposits and advances, and a $5.7 million increase in cash flow from the timing of payments made for miscellaneous taxes and insurance.
Accounts receivable securitization
     Cash flows from our accounts receivable securitization facility increased $16.0 million. We received net funding of $99.0 million from this facility during the six months ended January 31, 2008 as compared to $83.0 million in the prior year period.
     Our strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowings under the operating partnership’s bank credit facilities. See additional discussion about the operating partnership’s bank credit facilities in “Financing Activities — Bank credit facilities.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows for the proceeds of up to $160.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. We renewed this facility effective May 31, 2007, for a 364-day commitment with JPMorgan Chase Bank, N.A. and Fifth Third Bank. At January 31, 2008, we had transferred 160.0 million of our trade accounts receivable to the accounts receivable securitization facility. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. This transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.
The operating partnership

     Net cash provided by operating activities was $25.9 million for the six months ended January 31, 2008, compared to net cash provided by operating activities of $88.5 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $76.8 million increase in working capital requirements which was partially offset by a $16.0 million increase in cash flow from the utilization of our accounts receivable securitization facility. The increase in working capital requirements was primarily due to $84.4 million from the timing and increasing cost per gallon of inventory purchases and $51.3 million from the timing and increasing sales price per gallon on accounts receivable collections. These increases in working capital requirements were partially offset by $49.6 million from the timing and increasing purchase price per gallon on accounts payable disbursements, a $13.9 million increase in cash flow from the timing of customer’s uses of their deposits and advances, and a $5.7 million increase in cash flow from the timing of payments made for miscellaneous taxes and insurance.
Investing Activities
     During the six months ended January 31, 2008, net cash used in investing activities was $9.4 million, compared to $46.2 million for the prior year period. This decrease in cash used in investing activities is primarily due to decreased acquisition and capital expenditures activities.
Capital expenditures
     We made cash capital expenditures of $15.3 million during the six months ended January 31, 2008 as compared to $18.2 million in the prior year period primarily due to maintenance and growth capital expenditures.
Acquisition
     During the six months ended January 31, 2008, we used $0.2 million in cash for costs associated with prior year acquisitions as compared to $30.9 million in cash used in eight acquisitions in the prior year period.
Financing Activities
     During the six months ended January 31, 2008, net cash provided by financing activities was $11.7 million compared to net cash used in financing activities of $23.9 million for the prior year period. This increase in cash provided by financing activities was primarily due to $81.4 million of increased cash inflows from the net utilization of long and short term debt, which was somewhat offset by $44.3 million of cash inflows from the issuance of common units in the prior year period that was not repeated during the current year period.
Distributions
     Ferrellgas Partners paid a $.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $63.6 million during the six months ended January 31, 2008 in connection with the distributions declared for the three months ended July 31 and October 31, 2007. The quarterly distribution on all common units and the related general partner distributions for the three months ended January 31, 2008 of $31.8 million are expected to be paid on March 14, 2008 to holders of record on March 7, 2008.
Bank credit facilities
     At January 31, 2008, $345.6 million of borrowings and $42.7 million of letters of credit were outstanding under our unsecured bank credit facilities. $95.0 million of these borrowings will mature on August 1, 2009 while the remaining $293.3 million of borrowings and letters of credit will mature on April 22, 2010. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, to a lesser extent, risk management activities and product purchases. At

January 31, 2008, we had $136.7 million of available capacity for working capital, acquisition, capital expenditure and general partnership purposes under these unsecured bank credit facilities.
     All borrowings under our unsecured bank credit facilities bear interest, at our option, at a rate equal to either:
•	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of January 31, 2008, the federal funds rate and Bank of America’s prime rate were 3.22% and 6.0%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of January 31, 2008, the one-month and three-month Eurodollar Rates were 3.15% and 3.15%, respectively).
In addition, an annual commitment fee is payable on the daily unused portion of our unsecured bank credit facilities at a per annum rate varying from 0.375% to 0.500% (as of January 31, 2008, the commitment fee per annum rate was 0.375%).
     We believe that the liquidity available from our unsecured bank credit facilities and the accounts receivable securitization facility will be sufficient to meet our working capital expenditures working capital, debt service and letter of credit requirements for the remainder of fiscal 2008 and fiscal 2009. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:
•	a significant increase in the wholesale cost of propane;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating;

•	decreased trade credit; or

•	a significant acquisition.
If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented.
The operating partnership
     The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.
Distributions
     The operating partnership paid cash distributions of $76.1 million during the six months ended January 31, 2008. The operating partnership expects to make cash distributions of $32.1 million on March 14, 2008.
Disclosures about Effects of Transactions with Related Parties
     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $105.4 million for the six months ended January 31,

2008, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.
     Related party common unitholder information consisted of the following:

		Distributions paid
	Common unit	during the six
	ownership at	months ended
	January 31, 2008	January 31, 2008
Ferrell Companies (1)	20,081	$20,081
FCI Trading Corp. (2)	196	196
Ferrell Propane, Inc. (3)	51	51
James E. Ferrell (4)	4,314	4,292

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell (“Mr. Ferrell”) is the Chairman and Chief Executive Officer of our general partner.
     During the six months ended January 31, 2008, Ferrellgas Partners paid our general partner distributions of $0.6 million.
     See “Financing Activities” for additional information regarding transactions with related parties.
     We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.
     We have had no material changes in our contractual obligations that were outside the ordinary course of business since our disclosure in our Annual Report on Form 10-K for our fiscal 2007.
     See Note B — Summary of significant accounting policies — in our condensed consolidated financial statements for discussion regarding the adoption of new accounting standards in the current fiscal year.
     We have had no other material changes to our critical accounting policies and estimates since our disclosure in our Annual Report on Form 10-K for our fiscal 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our risk management trading activities include the use of energy commodity forward contracts, swaps and options traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange. These risk management activities are conducted primarily to offset the effect of market price fluctuations on propane inventory and purchase commitments and to mitigate the price risk on sale commitments to our customers.
     Our risk management trading activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our customers, which include our supply procurement, storage and transportation activities, are presented in our discussion of margins and are accounted for at cost. The results, if any, of our other risk management activities are presented separately in our discussion of gross margin found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” as risk management trading activities and are accounted for at fair value.
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
     We did not enter into any significant risk management trading activities during the six months ended January 31, 2008. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading”.
Commodity Price Risk
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
     Our risk management activities include the use of forward contracts, futures, swaps and options to seek protection from adverse price movements and to minimize potential losses. Our hedging strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical product markets in order to minimize the risk of financial loss from an adverse price change. Our hedging strategy is successful when our gains or losses in the physical product markets are offset by our losses or gains in the forward or financial markets. Due to the volatility in propane prices at the time we entered into our current year propane sales commitments with a portion of our retail customers we chose not to fully deploy this hedging strategy. This unhedged position caused a negative impact on our risk management performance and its related contribution to Cost of product sold — propane and other gas liquids sales.
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
     We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2008 and July 31, 2007, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $3.1 million and $0.8 million as of January 31, 2008 and July 31, 2007, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.
     Our sensitivity analysis includes designated hedging and the anticipated transactions associated with these hedging transactions. These hedging transactions are anticipated to be 100% effective; therefore, there is no effect on our sensitivity analysis from these hedging transactions. To the extent option contracts are used as hedging instruments for anticipated transactions we have included the offsetting effect of the anticipated transactions, only to the extent the option contracts are in the money, or would become in the money as a result of the 10% hypothetical movement in prices. All other anticipated transactions for risk management activities have been excluded from our sensitivity analysis.
Interest Rate Risk
     At January 31, 2008 and July, 31, 2007, we had $345.6 million and $177.8 million, respectively, in variable rate bank credit facilities borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate bank credit facilities would result in a loss in future earnings of $3.5 million for the twelve months ending January 31, 2008. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were designed to be and were adequate and effective as of January 31, 2008.
     The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2008, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
     During the most recent fiscal quarter ended January 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our financial condition, results of operations and cash flows.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     On March 5, 2008, the members of the Board of Directors Compensation Committee authorized us and our general partner to enter into a Amended and Restated Change In Control Agreement with each of the following executive officers:
•	Stephen L. Wambold, President and Chief Operating Officer,

•	Tod D. Brown, Vice President, Blue Rhino.

•	Eugene D. Caresia, Vice President, Human Resources,

•	Kevin T. Kelly, Senior Vice President and Chief Financial Officer,

•	George L. Koloroutis, Vice President, Ferrell North America, and

•	Patrick J. Walsh, Regional Vice President
     Under the terms of the original Change in Control Agreements, if any of the above mentioned executive officer’s employment with us is terminated as a result of a change in control (as defined in the agreement) that executive officer will be entitled to i) a payment equal to two times his annual base salary; ii) a payment equal to two times his target bonus and iii) for two years shall be entitled to receive reimbursement for group medical coverage for himself and his dependents.
     In addition to the benefits above, the Amended and Restated Change in Control Agreement i) provides the executive with professional outplacement services for a period of not more than 12 months following a termination; ii) adds a material diminution in authority, duty or responsibilities or a breach of the agreement by our general partner as potential “good reason” for an executive to terminate his employment after a change in control and iii) clarifies the timing of benefit payments for Internal Revenue Code Section 409A purposes. In addition, an executive must give notice of the occurrence of an event that constitutes good reason within 180 days of the event and our general partner will have 30 days to cure such event. Termination for good reason then does not occur unless the executive resigns from employment for good reason within the term of the agreement.
     On March 5, 2008, the members of the Board of Directors Compensation Committee authorized us and our general partner to enter into a Change In Control Agreement with each of the following executive officers with the same terms as the Amended and Restated Change in Control Agreements described above:
•	Richard V. Mayberry, Vice President of Operations, and

•	James R. VanWinkle, Vice President, Finance and Corporate Development; Secretary.

ITEM 6. EXHIBITS
The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit
Number	Description
3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.

3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of March 8, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.

3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.

3.4	Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed October 12, 2006.

3.5	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed December 16, 1996.

3.6	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.7	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.

3.8	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

3.9	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 4.3 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to $170,000,000 aggregate principal amount of the Registrant’s 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

Exhibit
Number	Description
4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.

4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.

4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $73,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 1999.

4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.

10.1	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.2	Credit Agreement dated as of May 1, 2007, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2007.

Exhibit
	Number	Description

	10.3	Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

	10.4	Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

	10.5	Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

	10.6	Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

	10.7	Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

	10.8	Amendment No. 3 to the Amended and Restated Receivable Interest Sale Agreement dated May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed June 1, 2007.

	10.9	Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.

	10.10	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.

	10.11	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement dated May 31, 2007, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2007.

#	10.12	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

	Exhibit
	Number	Description
#	10.13	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.14	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.15	Employment Agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#	10.16	Waiver to Employment, Confidentiality, and Non-Compete Agreement by and among Ferrell Companies, Inc., Ferrellgas, Inc., James E. Ferrell and Greatbanc Trust Company, dated as of December 19, 2006. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

#	10.17	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.18	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.

#	10.19	Agreement and Release dated as of May 11, 2006 by and among Jeffrey B. Ward, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2006.

#	10.20	Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.

#*	10.21	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Stephen L. Wambold and Ferrellgas, Inc.

#*	10.22	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Eugene D. Caresia and Ferrellgas, Inc.

#*	10.23	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Kevin T. Kelly and Ferrellgas, Inc.

#*	10.24	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between George L. Koloroutis and Ferrellgas, Inc.

#*	10.25	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Patrick J. Walsh and Ferrellgas, Inc

#*	10.26	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Tod D. Brown and Ferrellgas, Inc

#*	10.27	Change In Control Agreement dated as of March 5, 2008 by and between James R. VanWinkle and Ferrellgas, Inc

	Exhibit
	Number	Description
#*	10.28	Change In Control Agreement dated as of March 5, 2008 by and between Richard V. Mayberry and Ferrellgas, Inc

#	10.29	Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.30	Agreement and release dated as of December 4, 2007 by and among Brian J. Kline, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners L.P. and Ferrellgas L.P. Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed December 6, 2007.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P. By Ferrellgas, Inc. (General Partner)
Date: March 7, 2008	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.
Date: March 7, 2008	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS, L.P. By Ferrellgas, Inc. (General Partner)
Date: March 7, 2008	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.
Date: March 7, 2008	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.

3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of March 8, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.

3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.

3.4	Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed October 12, 2006.

3.5	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed December 16, 1996.

3.6	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.7	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.

3.8	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

3.9	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 4.3 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to $170,000,000 aggregate principal amount of the Registrant’s 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

Exhibit
Number	Description
4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.

4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.

4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $73,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 1999.

4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.

10.1	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.2	Credit Agreement dated as of May 1, 2007, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2007.

Exhibit
	Number	Description

	10.3	Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

	10.4	Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

	10.5	Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

	10.6	Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

	10.7	Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

	10.8	Amendment No. 3 to the Amended and Restated Receivable Interest Sale Agreement dated May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed June 1, 2007.

	10.9	Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.

	10.10	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.

	10.11	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement dated May 31, 2007, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2007.

#	10.12	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

	Exhibit
	Number	Description
#	10.13	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.14	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.15	Employment Agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#	10.16	Waiver to Employment, Confidentiality, and Non-Compete Agreement by and among Ferrell Companies, Inc., Ferrellgas, Inc., James E. Ferrell and Greatbanc Trust Company, dated as of December 19, 2006. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

#	10.17	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.18	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.

#	10.19	Agreement and Release dated as of May 11, 2006 by and among Jeffrey B. Ward, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2006.

#	10.20	Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.

#*	10.21	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Stephen L. Wambold and Ferrellgas, Inc.

#*	10.22	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Eugene D. Caresia and Ferrellgas, Inc.

#*	10.23	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Kevin T. Kelly and Ferrellgas, Inc.

#*	10.24	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between George L. Koloroutis and Ferrellgas, Inc.

#*	10.25	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Patrick J. Walsh and Ferrellgas, Inc

#*	10.26	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Tod D. Brown and Ferrellgas, Inc

#*	10.27	Change In Control Agreement dated as of March 5, 2008 by and between James R. VanWinkle and Ferrellgas, Inc

	Exhibit
	Number	Description
#*	10.28	Change In Control Agreement dated as of March 5, 2008 by and between Richard V. Mayberry and Ferrellgas, Inc

#	10.29	Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.30	Agreement and release dated as of December 4, 2007 by and among Brian J. Kline, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners L.P. and Ferrellgas L.P. Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed December 6, 2007.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.