Form 10-K
period 2008-07-31
FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 2008-09-29
CIK 1012493, 922358, 922359, 922360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183

Ferrellgas Partners, L.P.
Ferrellgas Partners Finance Corp.
Ferrellgas, L.P.
Ferrellgas Finance Corp.
(Exact name of registrants as specified in their charters)

Delaware	43-1698480
Delaware	43-1742520
Delaware	43-1698481
Delaware	14-1866671
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)
7500 College Boulevard, Suite 1000, Overland Park, Kansas	66210 (Zip Code)
(Address of principal executive office)

Registrants’ telephone number, including area code:
(913) 661-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Units of Ferrellgas Partners, L.P.	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
Limited Partner Interests of Ferrellgas, L.P.
Common Stock of Ferrellgas Finance Corp.

Title of class

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Ferrellgas Partners, L.P.:  Yes ☑     No ☐

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.:  Yes ☐     No  ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Ferrellgas Partners, L.P.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Ferrellgas Partners Finance Corp, Ferrellgas, L.P. and Ferrellgas Finance Corp.:

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

The aggregate market value as of January 31, 2008, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $838,372,000. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2008, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	62,961,674	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference:

None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

2008 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS.

Ferrellgas Partners, L.P. is a Delaware limited partnership. Our common units are listed on the New York Stock Exchange and our activities are primarily conducted through our operating partnership, Ferrellgas, L.P., a Delaware limited partnership. We are the sole limited partner of Ferrellgas, L.P. with an approximate 99% limited partner interest.

In this Annual Report on Form 10-K, unless the context indicates otherwise:

•	“us,” “we,” “our,” “ours,” or “consolidated” are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors or marketers;

•	“retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users, the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;

•	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers, the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;

•	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales, primarily the volume of bulk propane sold to other third party propane distributors or marketers;

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers; and

•	“Notes” refers to the notes of the consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.

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

We file annual, quarterly, and other reports and information with the SEC. You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the Public Reference Room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange, under the ticker symbol of “FGP,” we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and such other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

General

We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States, and the largest national provider of propane by portable tank exchange, as measured by our propane sales volumes in fiscal 2008.

We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Our propane distribution business consists principally of transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Our portable tank exchange operations, nationally branded under the name Blue Rhino, are conducted through a network of independent and partnership-owned distribution outlets.

In the residential and industrial/commercial markets, propane is primarily used for space heating, water heating, cooking and other propane fueled appliances. In the portable tank exchange market, propane is used primarily for outdoor cooking using gas grills. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for a variety of industrial applications, including as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts, and as a heating or energy source in manufacturing and drying processes.

In our past three fiscal years, our total annual propane sales volumes were:

Propane Sales
Fiscal Year Ended	Volumes
(In millions)

July 31, 2008	839
July 31, 2007	892
July 31, 2006	911

The decreases in propane sales volumes were primarily due to customer conservation caused by higher commodity prices.

Our History

We were formed in 1994 in connection with our initial public offering. Our operations began in 1939 as a single location propane distributor in Atchison, Kansas. Our initial growth largely resulted from small acquisitions in rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. Since 1986, we have acquired approximately 175 propane distributors. As of July 31, 2008, we distribute product to our propane customers from 871 propane distribution locations. See Item 2. “Properties” for more information about our propane distribution locations.

On April 20, 2004, an affiliate of our general partner acquired all of the outstanding common stock of Blue Rhino Corporation in an all cash merger, after which it converted Blue Rhino Corporation into a limited liability company, Blue Rhino LLC. On April 21, 2004, this affiliate contributed Blue Rhino LLC to our operating partnership through a series of transactions. Blue Rhino LLC was thereafter merged with and into our operating partnership. As a result of this contribution, we believe we are the largest national provider of propane by portable tank exchange as well as a leading supplier of related propane and non-propane products to consumers through many of the nation’s largest retailers. This contribution expanded our operations to all 50 states, the District of Columbia and Puerto Rico.

Business Strategy

Our business strategy is to:

•	maximize operating efficiencies through the utilization of our technology platform;

•	capitalize on our national presence and economies of scale;

•	expand our operations through disciplined acquisitions and internal growth; and

•	align employee interests with our investors through significant employee ownership.

Maximize operating efficiencies through utilization of our technology platform.

We believe our significant investments in technology give us a competitive advantage to operate more efficiently and effectively at a lower cost compared to most of our competitors. We do not believe that many of our competitors will be able to justify similar investments in the near term. Our technology advantage has resulted from significant investments made in our retail propane distribution operating platform together with our state-of-the-art tank exchange operating platform.

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. Currently we operate a retail distribution network using a structure of 157 service centers and 688 service units. The service unit locations utilize hand-held computers and satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

The efficiencies gained from operating our new technology platform allow us to consolidate our management teams at fewer locations, quickly adjust the sales prices to our customers and manage our personnel and vehicle costs more effectively to customer demand.

The technology platform has substantially improved the forecasting of our customers’ demand and our routing and scheduling. We also utilize call centers to accept customer calls 24 hours a day seven days a week. These combined capabilities provide us cost savings while improving customer service by reducing customer inconvenience associated with multiple, unnecessary deliveries.

Capitalize on our national presence and economies of scale.

We believe our national presence of 871 propane distribution locations in the United States as of July 31, 2008 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

•	product procurement;

•	transportation;

•	fleet purchases;

•	propane customer administration; and

•	general administration.

We believe that our national presence allows us to be one of the few propane distributors that can competitively serve commercial and portable tank exchange customers on a nationwide basis, including the ability to serve such propane customers through leading home-improvement centers, mass merchants, hardware, grocery and convenience stores. In addition, we believe that our national presence provides us opportunities to make acquisitions of other propane distribution companies whose operations overlap with ours, providing economies of scale and significant cost savings in these markets.

We also believe that investments in technology similar to ours require both a large scale and a national presence, in order to generate sustainable operational savings to produce a sufficient return on investment. For this reason, we believe our technology platforms provide us with an on-going competitive advantage.

Expand our operations through disciplined acquisitions and internal growth.

We expect to continue the expansion of our propane customer base through the acquisition of other propane distributors. We intend to concentrate on acquisition activities in geographical areas within or adjacent to our existing operating areas, and on a selected basis in areas that broaden our geographic coverage. We also intend to focus on acquisitions that can be efficiently combined with our existing propane operations to provide an attractive return on investment after taking into account the economies of scale and cost savings we anticipate will result from those combinations. Our goal is to improve the operations and profitability of the businesses we acquire by integrating them into our established national organization and leveraging our technology platforms to help reduce costs and enhance customer service. We believe that our enhanced operational synergies, improved customer service and ability to better track the financial performance of acquired operations provide us a distinct competitive advantage and better analysis as we consider future acquisition opportunities.

We believe that we are positioned to successfully compete for growth opportunities within our existing operating regions. Our efforts will be focused on adding density to our existing customer base, providing propane and complementary services to national accounts and other product offerings to existing customer relationships. We also intend to continue expanding our propane distribution operations in fiscal 2009 into several areas to which we have not historically provided propane service. This continued expansion will give us new growth opportunities by leveraging the capabilities of our operating platforms.

Align employee interests with our investors through significant employee ownership.

In 1998, we established an employee benefit plan that we believe aligns the interests of our employees with those of our investors. Through the Ferrell Companies, Inc. Employee Stock Ownership Trust, our employees beneficially own approximately 32% of our outstanding common units, allowing them to participate directly in our overall success. We believe this plan is unique in the propane distribution industry and that the entrepreneurial culture fostered by employee-ownership provides us with another distinct competitive advantage.

Distribution of Propane and Related Equipment and Supplies

Our propane distribution business consists principally of transporting propane purchased from third parties to our propane distribution locations and then to tanks on customers’ premises and to portable propane tanks. We also distribute bulk propane to wholesale customers. Our market areas for our residential and agricultural customers are generally rural, but also include urban areas for industrial applications. Our market area for our industrial/commercial and portable tank exchange customers is generally urban; however, our portable tank exchange customer base continues to grow in both urban and rural areas. We utilize marketing programs targeting both new and existing customers by emphasizing:

•	our efficiency in delivering propane to customers;

•	our employee training and safety programs;

•	our enhanced customer service, facilitated by our technology platform and our 24 hours a day seven days a week retail customer call support capabilities; and

•	our national distributor network for our commercial and portable tank exchange customers.

The distribution of propane to residential customers generally involves large numbers of small volume deliveries. Our retail deliveries of propane are typically transported from our retail propane distribution locations to our customers by our fleet of bulk delivery trucks, which are generally fitted with a 3,000 gallon tank. Propane storage tanks located on our customers’ premises are then filled from these bulk delivery trucks. We also deliver propane to our industrial/commercial and portable tank exchange customers using our fleet of portable tank and portable tank exchange delivery trucks, truck tractors and portable tank exchange delivery trailers.

A substantial majority of our gross margin from propane and other gas liquids sales is derived from the distribution and sale of propane and related risk management activities, and is derived primarily from five customer groups:

•	residential;

•	industrial/commercial;

•	portable tank exchange;

•	agricultural;

•	wholesale; and

•	other.

Our gross margin from the distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues — Propane and other gas liquids sales” and “Gross Margin — Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and the price of other energy commodities, primarily crude oil and natural gas as propane prices tend to correlate with the fluctuations of these underlying commodities.

Residential customers typically rent their storage tanks from their distributors. Approximately 68% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

In addition, we generally lease tanks to independent distributors involved with our delivery of propane by portable tank exchange operations. Our owned and independent distributors provide portable tank exchange customers with a national delivery presence that is generally not available from our competitors.

Some of our propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products. We also sell gas grills, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products through Blue Rhino Global Sourcing, Inc.

In fiscal 2008, no one customer accounted for 10% or more of our consolidated revenues.

Effect of Weather and Seasonality

Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season of November through March. Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater usage.

The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season. However, our propane by portable tank exchange sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. These sales also provide us the ability to better utilize our seasonal resources at our retail propane distribution locations.

Propane sales volumes traditionally fluctuate from year to year in response to variations in weather, volatility in energy commodity prices and other factors including competitive conditions, timing of acquisitions and general economic conditions in the United States. We believe that our broad geographic distribution helps us minimize exposure to regional weather and economic patterns. During times of colder-than-normal winter weather, we have been able to take advantage of our large, efficient distribution network to avoid supply disruptions, thereby providing us a competitive advantage in the markets we serve.

Risk Management Activities

Our risk management activities primarily attempt to mitigate risks related to the purchase, storage, transport and sale of propane. We generally purchase propane in the contract and spot markets from major domestic energy companies on a short-term basis. Our costs to purchase and distribute propane fluctuate with the movement of market prices. These fluctuations subject us to potential price risk, which we attempt to minimize through the use of risk management activities. We also enter into propane sales commitments to a portion of our retail customers which provide for a contracted sale price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment.

Our risk management supply procurement and transportation activities overall objective is to hedge exposures to product purchase and sale contracted price agreement risk. These risk management activities include the use of energy commodity forward contracts, swaps and options traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange. These transactions are accounted for at fair value as either price risk management assets or other current liabilities on the balance sheet and in other comprehensive income on the consolidated statement of partners’ capital.

Through our supply procurement activities, we purchase propane primarily from major domestic energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2008, British Petroleum (21%) and Enterprise Products, L.P. (12%) accounted for approximately 33% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane. No other single supplier accounted for more than 10% of our total propane purchases during fiscal 2008. If supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold — propane and other gas liquids sales” in our consolidated statement of earnings.

A portion of our propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on the spot market prices. In order to limit overall price risk, we will enter into fixed price over-the-counter energy commodity forward and swap contracts that generally have terms of less than 24 months. We may also use options to hedge a portion of our forecasted purchases for up to 24 months in the future.

We also incur risks related to the price and availability of propane during periods of much colder-than-normal weather, temporary supply shortages concentrated in certain geographic regions and commodity price distortions between geographic regions. We attempt to mitigate these risks through our transportation activities by utilizing our transport truck and railroad tank car fleet to distribute propane between supply or storage locations and propane distribution locations. The propane we sell to our customers is generally transported from petrochemical processing plants and refineries, pipeline terminals and storage facilities to propane distribution locations or storage facilities by our leased railroad tank cars and our owned or leased highway transport trucks. We use common carrier and owner-operated transport trucks during the peak delivery season in the winter months or to provide service in areas where economic considerations favor their use. We also use a portion of our transport truck fleet during the spring and summer months to transport propane to service our portable tank exchange customers.

Industry

Natural gas liquids are derived from petroleum products and are sold in compressed or liquefied form. Propane, the predominant natural gas liquid, is typically extracted from natural gas or separated during crude oil refining. Although propane is gaseous at normal pressures, it is compressed into liquid form at relatively low pressures for storage and transportation. Propane is a clean-burning energy source, recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources.

Based upon industry publications, propane accounts for approximately 3% to 4% of energy consumption in the United States, a level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and urban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.

Propane has historically been less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in the parts of the country where propane is less expensive than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. Residential propane customers will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Conversely, we may be unable to expand our customer base in areas where fuel oil is widely used, particularly the northeast United States, unless propane becomes significantly less expensive than fuel oil. However, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price.

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2008, we believe that we are the second largest marketer of propane in the United States and the largest national provider of propane by portable tank exchange.

Most of our retail propane distribution locations compete with three or more marketers or distributors, primarily on the basis of reliability of service and responsiveness to customer needs, safety and price. Each retail distribution outlet operates in its own competitive environment because propane marketers typically reside in close proximity to their customers to lower the cost of providing service.

Other Activities

Our other activities primarily include the following:

•	common carrier services;

•	the sale of carbon dioxide;

•	wholesale marketing of propane appliances; and

•	the sale of refined fuels.

These other activities comprised less than 10% of our total revenues in fiscal 2008, 2007 or 2006.

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At August 31, 2008, our general partner had 3,508 full-time employees.

Our general partner employed its employees in the following areas:

Propane distribution locations	2,947
Risk management, transportation and wholesale	177
Centralized corporate functions	384

Total	3,508

Less than one percent of these employees are represented by an aggregate of six different local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.

Governmental Regulation — Environmental and Safety Matters

Propane is not currently subject to any price or allocation regulation and has not been defined by any federal or state environment law as an environmentally hazardous substance.

In connection with all acquisitions of propane distribution businesses that involve the purchase of real property, we conduct a due diligence investigation to attempt to determine whether any substance other than propane has been sold from, stored on or otherwise come into contact with any such real property prior to its purchase. At a minimum, due diligence includes questioning the sellers, obtaining representations and warranties concerning the sellers’ compliance with environmental laws and visual inspections of the real property.

With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of flammable materials and are administered by the United States Department of Transportation. The National Fire Protection Association Pamphlet No. 58 establishes a national standard for the safe handling and storage of propane. Those rules and procedures have been adopted by us and serve as the industry standard by the states in which we operate.

We believe that we are in material compliance with all governmental regulations and industry standards applicable to environmental and safety matters.

Trademarks and Service Marks

We market our goods and services under various trademarks and trade names, which we own or have a right to use. Those trademarks and trade names include marks or pending marks before the United States Patent and Trademark Office such as Ferrellgas, Ferrell North America, and Ferrellmeter. Our general partner has an option to purchase for a nominal value the trade names “Ferrellgas” and “Ferrell North America” and the trademark “Ferrellmeter” that it contributed to us during 1994, if it is removed as our general partner other than “for cause.” If our general partner ceases to serve as our general partner for any reason other than “for cause,” it will have the option to purchase our other trade names and trademarks from us for fair market value.

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks, service marks and patents are an important part of our consistent growth in both tank exchange and outdoor living product categories. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Designtm, Grill Gas & Design®, A Better Waytm, Spark Something Fun®, America’s Choice for Grill Gas®, RhinoTUFF®, Tri-Safe®, Drop, Swap and Gotm, Rhino Powertm, Uniflame®, UniGrill®, Patriot®, Grill Aficionado®, Skeetervac®, Fine Tune®, Vac & Tac®, Wavedrawer®, It’s Your Backyard. Enjoy It More With Skeetervac®, Less Biting Insects. More Backyard Fun®, DuraClay®, Endless Summer® and Endless Summer Comfort®. In addition, we have patents issued for a Method for Reconditioning a Propane Gas Tank and an Overflow Protection Valve Assembly, which expire in 2017 and 2018, respectively, as well as various other patents and patent applications pending. The protection afforded by our patents furthers our ability to cost-effectively service our customers and to maintain our competitive advantages.

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. has nominal assets and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership are potentially able to invest in debt securities of Ferrellgas Partners because Ferrellgas Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B — Commitment — to Ferrellgas Partners Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Partners Finance Corp. is serving as a co-issuer and co-obligor.

Ferrellgas Finance Corp. is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. Ferrellgas Finance Corp. has nominal assets and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of the operating partnership. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership because it is a partnership are potentially able to invest in debt securities of the operating partnership because Ferrellgas Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B — Commitment — to Ferrellgas Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Finance Corp. is serving as a co-issuer and co-obligor.

Ferrellgas Receivables, LLC (“Ferrellgas Receivables”) was organized in September 2000, and is a wholly-owned, unconsolidated qualifying special purpose entity and a subsidiary of the operating partnership. The operating partnership transfers interests in a pool of accounts receivable to Ferrellgas Receivables. Ferrellgas Receivables then sells the interests to commercial paper conduits of JPMorgan Chase Bank, N.A. and Fifth Third Bank. Ferrellgas Receivables does not conduct any other activities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), the transactions with Ferrellgas Receivables are accounted for in our consolidated financial statements as sales of accounts receivable with the retention of an interest in transferred accounts receivable. The accounts receivable securitization facility is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Operating Activities” and in Note F — Accounts receivable securitization — to our consolidated financial statements provided herein.

We also sell gas grills, patio heaters, fireplace and garden accessories, mosquito traps, and other outdoor products. These products are manufactured by independent third parties in Asia and are sold to mass market retailers in Asia or shipped to the United States, where they are sold under our various trade names. These products are sold through Blue Rhino Global Sourcing, Inc., a taxable corporation that is a wholly-owned subsidiary of the operating partnership.

ITEM 1A.	RISK FACTORS.

Risks Inherent in the Distribution of Propane

Weather conditions may reduce the demand for propane; our financial condition is vulnerable to warm winters and poor weather in the grilling season.

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2008, approximately 58% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our financial position or results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

Our portable tank exchange operations experience higher volumes in the spring and summer, which includes the majority of the grilling season. Sustained periods of poor weather, particularly in the grilling season, can negatively affect our portable tank exchange revenues. In addition, poor weather may reduce consumers’ propensity to purchase and use grills and other propane-fueled appliances thereby reducing demand for portable tank exchange as well as the demand for our outdoor products.

Sudden and sharp propane price increases cannot be passed on to customers with contracted pricing arrangements and will adversely affect our profit margins if they are not immediately hedged with an offsetting propane purchase commitment.

Gross margin from the distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. We enter into propane sales commitments with a portion of our retail customers that provide for contracted sales prices for a specified period of time. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. Propane prices tend to correlate primarily with crude oil and natural gas prices. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing, transporting, and selling of propane. However, sudden and sharp propane price increases cannot be passed on to customers with contracted pricing arrangements. Therefore, these commitments expose us to product price risk and reduced profit margins if those transactions are not immediately hedged with an offsetting propane purchase commitment.

Hurricanes and other natural disasters could have a material adverse effect on our business, financial condition and results of operations.

Hurricanes and other natural disasters can potentially destroy thousands of business structures and homes and, if occurring in the Gulf Coast region of the United States, could disrupt the supply chain for oil and gas products. Disruptions in supply could have a material adverse effect on our business, financial condition, results of operations and cash flow. Damages and higher prices caused by hurricanes and other natural disasters could have an adverse effect on our financial condition due to the impact on the financial condition of our customers.

The propane distribution business is highly competitive, which may negatively affect our sales volumes and/or our results of operations.

Our profitability is affected by the competition for customers among all of the participants in the propane distribution business. We compete with a number of large national and regional firms and several thousand small independent firms. Because of the relatively low barriers to entry into the propane market, there is the potential for small independent propane distributors, as well as other companies not previously engaged in propane distribution, to compete with us. Some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution. As a result, we are subject to the risk of additional competition in the future. Some of our competitors may have greater financial resources than we do. Should a competitor attempt to increase market share by reducing prices, our operating margins and customer base may be negatively impacted. Generally, warmer-than-normal weather and increasing fuel prices further intensifies competition. We believe that our ability to compete effectively depends on our service reliability, our responsiveness to customers, and our ability to maintain competitive propane prices and control our operating expenses.

The propane distribution industry is a mature one, which may limit our growth.

The propane distribution industry is a mature one. We foresee only limited growth in total national demand for propane in the near future. Year-to-year industry volumes are primarily impacted by fluctuations in temperatures and economic conditions. Our ability to grow our sales volumes within the propane distribution industry is primarily dependent upon our ability to acquire other propane distributors, to integrate those acquisitions into our operations, and upon the success of our marketing efforts to acquire new customers. If we are unable to compete effectively in the propane distribution business, we may lose existing customers or fail to acquire new customers.

The propane distribution business faces competition from other energy sources, which may reduce the existing demand for our propane.

Propane competes with other sources of energy, some of which can be less costly for equivalent energy value. We compete for customers against suppliers of electricity, natural gas and fuel oil. Electricity is a major competitor of propane, but propane has historically enjoyed a competitive price advantage over electricity. Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems, however, the gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in areas that were previously dependent upon propane. Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other and due to the fact that both fuel oil and propane have generally developed their own distinct geographic markets. We cannot predict the effect that the development of alternative energy sources might have on our financial position or results of operations.

Energy efficiency and technology advances may affect demand for propane; increases in propane prices may cause our residential customers to increase their conservation efforts.

The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has reduced the demand for propane in our industry. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations. As the price of propane increases, some of our customers tend to increase their conservation efforts and thereby decrease their consumption of propane.

Current economic and political conditions may harm the energy business disproportionately to other industries.

Deteriorating regional and global economic conditions and the effects of ongoing military actions may cause significant disruptions to commerce throughout the world. If those disruptions occur in areas of the world which are tied to the energy industry, such as the Middle East, it is most likely that our industry will be either affected first or affected to a greater extent than other industries. These conditions or disruptions may:

•	impair our ability to effectively market or acquire propane; or

•	impair our ability to raise equity or debt capital for acquisitions, capital expenditures or ongoing operations.

Motor fuel prices are at relatively high levels and rising motor fuel prices may adversely affect our profits.

Motor fuel is a significant operating expense for us in connection with the delivery of propane to our customers. Rising motor fuel prices have resulted in increased transportation costs to us. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. As a result, current motor fuel prices, and any increases in these prices, may adversely affect our profitability and competitiveness.

The revenues received from our portable tank exchange are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane by portable tank exchange operations may decline. For fiscal 2008, three retailers represented approximately 54% of our portable tank exchange’s net revenues. None of our significant retail accounts associated with our portable tank exchange operations are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane by portable tank exchange operations may decline.

If the independently-owned distributors that some of our customers rely upon for the delivery of propane by portable tank exchange do not perform up to the expectations of such customers, if we encounter difficulties in managing the operations of these distributors or if we or these distributors are not able to manage growth effectively, our relationships with our customers may be adversely impacted and our delivery of propane by portable tank exchange may decline.

We rely in part on independently-owned distributors to deliver our propane for a retailer’s portable tank exchange service. Accordingly, our success depends on our ability to maintain and manage distributor relationships and operations and on the distributors’ ability to set up and adequately service accounts. We exercise only limited influence over the resources that the independently-owned distributors devote to the delivery of propane by portable tank exchange. National retailers impose demanding service requirements on us, and we could experience a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure the timely delivery of an adequate supply of propane by portable tank exchange at retail locations. The poor performance of a single distributor to a national retailer could jeopardize our entire relationship with that retailer and cause our delivery of propane by portable tank exchange to that particular retailer to decline. In addition, the number of retail locations accepting delivery of our propane by portable tank exchange and, subsequently, the retailer’s corresponding sales have historically grown significantly along with the creation of our distributor network. Accordingly, our distributors must be able to adequately service an increasing number of retail accounts. If we or our independent distributors fail to manage growth effectively, our financial results from our delivery of propane by portable tank exchange may decline.

If we are unable to manage the impact of overfill prevention device valve guidelines, our delivery of propane by portable tank exchange may decline.

Guidelines published by the National Fire Protection Association in the current form of Pamphlet 58 and adopted in many states require that all portable propane tanks refilled after April 1, 2002 must be fitted with an overfill prevention valve. If we or our distributors cannot satisfy the demand for compliant portable propane tanks such that our retailers maintain an adequate supply, our retailer relationships and our delivery of propane by portable tank exchange may decline. In addition, for some of our customers, we have fixed in advance the price of propane per portable tank exchange unit charged to our retailers. When pricing, we make assumptions with regard to the number of portable tanks that will already have an overfill prevention valve when presented for exchange, on which our margins will be greater, and the number of tanks that will need an overfill prevention valve. If our actual experience is inconsistent with our assumptions, our margins on sales to that retailer may be lower than expected, which may have an adverse effect on our financial condition and results of operations of our delivery of propane by portable tank exchange.

Potential retail partners may not be able to obtain necessary permits or may be substantially delayed in obtaining necessary permits, which may adversely impact our ability to increase our delivery of propane by portable tank exchange to new retail locations.

Local ordinances, which vary from jurisdiction to jurisdiction, generally require retailers to obtain permits to store and sell propane tanks. These ordinances influence retailers’ acceptance of propane by portable tank exchange, distribution methods, propane tank packaging and storage. The ability and time required to obtain permits varies by jurisdiction. Delays in obtaining permits have from time to time significantly delayed the installation of new retail locations. Some jurisdictions have refused to issue the necessary permits, which has prevented some installations. Some jurisdictions may also impose additional restrictions on our ability to market and our distributors’ ability to transport propane tanks or otherwise maintain its portable tank exchange services.

Risks Inherent to Our Business

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our obligations.

We have substantial indebtedness and other financial obligations. As of July 31, 2008:

•	we had total indebtedness of approximately $1,162.8 million;

•	Ferrellgas Partners had partners’ capital of approximately $162.1 million;

•	we had availability under our credit facilities of approximately $194.7 million; and

•	we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $80.2 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $24.3 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2009 to 2016 that bear interest at rates ranging from 6.75% to 8.87%. These obligations do not contain any sinking fund provisions but do require annual aggregate principal payments, without premium, during the following fiscal years of approximately:

•	$54.4 million — 2009;

•	$169.1 million — 2010;

•	$83.0 million — 2011;

•	$268.9 million — 2012;

•	$0.4 million — 2013; and

•	$461.5 million — thereafter.

Amounts outstanding under our unsecured credit facilities will mature on August 1, 2009 and April 22, 2010, unless extended or renewed. All of the indebtedness and other obligations described above are obligations of the operating partnership except for $268.0 million of senior debt due 2012 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp. This $268.0 million in principal amount of senior notes also contains no sinking fund provisions.

Subject to the restrictions governing the operating partnership’s indebtedness and other financial obligations and the indenture governing Ferrellgas Partners’ outstanding senior notes due 2012, we may incur significant additional indebtedness and other financial obligations, which may be secured and/or structurally senior to any debt securities we may issue.

Our substantial indebtedness and other financial obligations could have important consequences to our security holders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our securities;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	result in higher interest expense in the event of increases in interest rates since some of our debt is, and will continue to be, at variable rates of interest;

•	impair our operating capacity and cash flows if we fail to comply with financial and restrictive covenants in our debt agreements and an event of default occurs as a result of that failure that is not cured or waived;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund distributions, working capital, capital expenditures and other general partnership requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

Ferrellgas Partners or the operating partnership may be unable to refinance their indebtedness or pay that indebtedness if it becomes due earlier than scheduled.

If Ferrellgas Partners or the operating partnership is unable to meet their debt service obligations or other financial obligations, they could be forced to:

•	restructure or refinance their indebtedness;

•	enter into other necessary financial transactions;

•	seek additional equity capital; or

•	sell their assets.

They may then be unable to obtain such financing or capital or sell their assets on satisfactory terms, if at all. Their failure to make payments, whether after acceleration of the due date of that indebtedness or otherwise, or our failure to refinance the indebtedness would impair their operating capacity and cash flows.

Restrictive covenants in the agreements governing our indebtedness and other financial obligations may reduce our operating flexibility.

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness and other financial obligations contain, and any indenture that will govern debt securities issued by Ferrellgas Partners or the operating partnership may contain, various covenants that limit our ability and the ability of specified subsidiaries of ours to, among other things:

•	incur additional indebtedness;

•	make distributions to our unitholders;

•	purchase or redeem our outstanding equity interests or subordinated debt;

•	make specified investments;

•	create or incur liens;

•	sell assets;

•	engage in specified transactions with affiliates;

•	restrict the ability of our subsidiaries to make specified payments, loans, guarantees and transfers of assets or interests in assets;

•	engage in sale-leaseback transactions;

•	effect a merger or consolidation with or into other companies or a sale of all or substantially all of our properties or assets; and

•	engage in other lines of business.

These restrictions could limit the ability of Ferrellgas Partners, the operating partnership and our other subsidiaries:

•	to obtain future financings;

•	to make needed capital expenditures;

•	to withstand a future downturn in our business or the economy in general; or

•	to conduct operations or otherwise take advantage of business opportunities that may arise.

Some of the agreements governing our indebtedness and other financial obligations also require the maintenance of specified financial ratios and the satisfaction of other financial conditions. Our ability to meet those financial ratios and conditions can be affected by unexpected downturns in business operations beyond our control, such as significantly warmer than normal weather, a volatile energy commodity cost environment or an economic downturn. Accordingly, we may be unable to meet these ratios and conditions. This failure could impair our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions, even if sufficient funds were available.

Our breach of any of these covenants or the operating partnership’s failure to meet any of these ratios or conditions could result in a default under the terms of the relevant indebtedness, which could cause such indebtedness or other financial obligations, and by reason of cross-default provisions, any of Ferrellgas Partners’ or the operating partnership’s other outstanding notes or future debt securities, to become immediately due and payable. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral, if any. If the lenders of the operating partnership’s indebtedness or other financial obligations accelerate the repayment of borrowings or other amounts owed, we may not have sufficient assets to repay our indebtedness or other financial obligations, including our outstanding notes and any future debt securities.

Our results of operations and our ability to make distributions or pay interest or principal on debt securities could be negatively impacted by price and inventory risk and management of these risks.

The amount of gross profit we make depends significantly on the excess of the sales price over our costs to purchase and distribute propane. Consequently, our profitability is sensitive to changes in energy prices, in particular, changes in wholesale propane prices. Propane is a commodity whose market price can fluctuate significantly based on changes in supply, changes in other energy prices or other market conditions. We have no control over these market conditions. In general, product supply contracts permit suppliers to charge posted prices plus transportation costs at the time of delivery or the current prices established at major delivery points. Any increase in the price of product could reduce our gross profit because we may not be able to immediately pass rapid increases in such costs, or costs to distribute product, on to our customers.

While we generally attempt to minimize our inventory risk by purchasing product on a short-term basis, we may purchase and store propane or other natural gas liquids depending on inventory and price outlooks. We may purchase large volumes of propane at the then current market price during periods of low demand and low prices, which generally occurs during the summer months. The market price for propane could fall below the price at which we made the purchases, which would adversely affect our profits or cause sales from that inventory to be unprofitable. A portion of our inventory is purchased under supply contracts that typically have a one-year term and at a price that fluctuates based on the prevailing market prices. Our contracts with our independent portable tank exchange distributors provide for a portion of our payment to the distributor to be based upon a price that fluctuates based on the prevailing propane market prices. To limit our overall price risk, we may purchase and store physical product and enter into fixed price over-the-counter energy commodity forward contracts, swaps and options that have terms of up to 24 months. This strategy may not be effective in limiting our price risk if, for example, weather conditions significantly reduce customer demand, or market or weather conditions prevent the delivery of physical product during periods of peak demand, resulting in excess physical product after the end of the winter heating season and the expiration of related forward or option contracts.

Some of our sales are pursuant to commitments at contracted price agreements. To manage these commitments, we may purchase and store physical product and/or enter into fixed price-over-the-counter energy commodity forward contracts, swaps and options. We may enter into these agreements at volume levels that we believe are necessary to mitigate the price risk related to our anticipated sales volumes under the commitments. If the price of propane declines and our customers purchase less propane than we have purchased from our suppliers, we could incur losses when we sell the excess volumes. If the price of propane increases and our customers purchase more propane than we have purchased from our suppliers, we could incur losses when we are required to purchase additional propane to fulfill our customers’ orders. The risk management of our inventory and contracts for the future purchase of product could impair our profitability if the price of product changes in ways we do not anticipate.

The Board of Directors of our general partner has adopted a commodity risk management policy which places specified restrictions on all of our commodity risk management activities such as limits on the types of commodities, loss limits, time limits on contracts and limitations on our ability to enter into derivative contracts. The policy also requires the establishment of a risk management committee of senior executives. This committee is responsible for monitoring commodity risk management activities, establishing and maintaining timely reporting and establishing and monitoring specific limits on the various commodity risk management activities. These limits may be waived on a case-by-case basis by a majority vote of the risk management committee and/or Board of Directors, depending on the specific limit being waived. From time to time, for valid business reasons based on the facts and circumstances, authorization has been granted to allow specific commodity risk management positions to exceed established limits. If we sustain material losses from our risk management activities due to our failure to anticipate future events, a failure of the policy, incorrect waivers or otherwise, our ability to make distributions to our unitholders or pay interest or principal of any debt securities may be negatively impacted as a result of such loss.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.

Through our supply procurement activities, we purchased approximately 54% of our propane from six suppliers during fiscal 2008. In addition, during extended periods of colder-than-normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

The availability of cash from our credit facilities may be impacted by many factors beyond our control.

We typically borrow on the operating partnership’s credit facilities or sell accounts receivable under its accounts receivable securitization facility to fund our working capital requirements. We may also borrow on the operating partnership’s credit facilities to fund debt service payments, distributions to our unitholders, acquisition and capital expenditures. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. We believe that the availability of cash from the operating partnership’s credit facilities and the accounts receivable securitization facility will be sufficient to meet our future working capital needs. However, if we were to experience an unexpected significant increase in working capital requirements or have insufficient funds to fund distributions, this need could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements may include:

•	a significant increase in the cost of propane;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating leading to decreased trade credit; or

•	a significant acquisition.

As is typical in our industry, our retail customers generally do not pay upon receipt, but pay between 30 and 60 days after delivery. During the winter heating season, we experience significant increases in accounts receivable and inventory levels and thus a significant decline in working capital availability. Although we have the ability to fund working capital with borrowings from the operating partnership’s credit facilities and sales of accounts receivable under its accounts receivable securitization facility, we cannot predict the effect that increases in propane prices and colder-than-normal winter weather may have on future working capital availability.

We may not be successful in making acquisitions and any acquisitions we make may not result in our anticipated results; in either case, this would potentially limit our growth, limit our ability to compete and impair our results of operations.

We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire local, regional and national propane distributors. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional common units or other securities. We have substantial competition for acquisitions of propane companies. Although we believe there are numerous potential large and small acquisition candidates in our industry, there can be no assurance that:

•	we will be able to acquire any of these candidates on economically acceptable terms;

•	we will be able to successfully integrate acquired operations with any expected cost savings;

•	any acquisitions made will not be dilutive to our earnings and distributions;

•	any additional equity we issue as consideration for an acquisition will not be dilutive to our unitholders; or

•	any additional debt we incur to finance an acquisition will not affect the operating partnership’s ability to make distributions to Ferrellgas Partners or service the operating partnership’s existing debt.

We are subject to operating and litigation risks, which may not be covered by insurance.

Our operations are subject to all operating hazards and risks normally incidental to the handling, storing and delivering of combustible liquids such as propane. As a result, we have been, and are likely to be, a defendant in various legal proceedings arising in the ordinary course of business. We will maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. However, we cannot guarantee that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

We depend on particular management information systems to effectively manage all aspects of our delivery of propane.

We depend on our management information systems to process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist in delivering propane on a timely basis. In addition, our staff of management information systems professionals relies heavily on the support of several key personnel and vendors. Any disruption in the operation of those management information systems, loss of employees knowledgeable about such systems, termination of our relationship with one or more of these key vendors or failure to continue to modify such systems effectively as our business expands could negatively affect our business.

Risks Inherent to an Investment in Our Debt Securities

Ferrellgas Partners and the operating partnership are required to distribute all of their available cash to their equity holders and Ferrellgas Partners and the operating partnership are not required to accumulate cash for the purpose of meeting their future obligations to holders of their debt securities, which may limit the cash available to service those debt securities.

Subject to the limitations on restricted payments contained in the indenture that governs Ferrellgas Partners’ outstanding notes, the instruments governing the outstanding indebtedness of the operating partnership and any applicable indenture that will govern any debt securities Ferrellgas Partners or the operating partnership may issue, the partnership agreements of both Ferrellgas Partners and the operating partnership require us to distribute all of our available cash each fiscal quarter to our limited partners and our general partner and do not require us to accumulate cash for the purpose of meeting obligations to holders of any debt securities of Ferrellgas Partners or the operating partnership. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. As a result of these distribution requirements, we do not expect either Ferrellgas Partners or the operating partnership to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions and because we are not required to accumulate cash for the purpose of meeting obligations to holders of any debt securities of Ferrellgas Partners or the operating partnership, such distributions could significantly reduce the cash available to us in subsequent periods to make payments on any debt securities of Ferrellgas Partners or the operating partnership.

Debt securities of Ferrellgas Partners will be structurally subordinated to all indebtedness and other liabilities of the operating partnership and its subsidiaries.

Debt securities of Ferrellgas Partners will be effectively subordinated to all existing and future claims of creditors of the operating partnership and its subsidiaries, including:

•	the lenders under the operating partnership’s indebtedness;

•	the claims of lessors under the operating partnership’s operating leases;

•	the claims of the lenders and their affiliates under the operating partnership’s accounts receivable securitization facility;

•	debt securities, including any subordinated debt securities, issued by the operating partnership; and

•	all other possible future creditors of the operating partnership and its subsidiaries.

This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2008, the operating partnership had approximately $893.4 million of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

All payments on any subordinated debt securities that we may issue will be subordinated to the payments of any amounts due on any senior indebtedness that we may have issued or incurred.

The right of the holders of subordinated debt securities to receive payment of any amounts due to them, whether interest, premium or principal, will be subordinated to the right of all of the holders of our senior indebtedness, as such term will be defined in the applicable subordinated debt indenture, to receive payments of all amounts due to them. If an event of default on any of our senior indebtedness occurs, then until such event of default has been cured, we may be unable to make payments of any amounts due to the holders of our subordinated debt securities. Accordingly, in the event of insolvency, creditors who are holders of our senior indebtedness may recover more, ratably, than the holders of our subordinated debt securities.

Debt securities of Ferrellgas Partners are expected to be non-recourse to the operating partnership, which will limit remedies of the holders of Ferrellgas Partners’ debt securities.

Ferrellgas Partners’ obligations under any debt securities are expected to be non-recourse to the operating partnership. Therefore, if Ferrellgas Partners should fail to pay the interest or principal on the notes or breach any of its other obligations under its debt securities or any applicable indenture, holders of debt securities of Ferrellgas Partners will not be able to obtain any such payments or obtain any other remedy from the operating partnership or its subsidiaries. The operating partnership and its subsidiaries will not be liable for any of Ferrellgas Partners’ obligations under its debt securities or the applicable indenture.

Ferrellgas Partners or the operating partnership may be unable to repurchase debt securities upon a change of control; it may be difficult to determine if a change of control has occurred.

Upon the occurrence of “change of control” events as may be described from time to time in our filings with the SEC and related to the issuance by Ferrellgas Partners or the operating partnership of debt securities, the applicable issuer or a third party may be required to make a change of control offer to repurchase those debt securities at a premium to their principal amount, plus accrued and unpaid interest. The applicable issuer may not have the financial resources to purchase its debt securities in that circumstance, particularly if a change of control event triggers a similar repurchase requirement for, or results in the acceleration of, other indebtedness. The indenture governing Ferrellgas Partners’ outstanding notes contains such a repurchase requirement. Some of the agreements governing the operating partnership’s indebtedness currently provide that specified change of control events will result in the acceleration of the indebtedness under those agreements. Future debt agreements of Ferrellgas Partners or the operating partnership may also contain similar provisions. The obligation to repay any accelerated indebtedness of the operating partnership will be structurally senior to Ferrellgas Partners’ obligations to repurchase its debt securities upon a change of control. In addition, future debt agreements of Ferrellgas Partners or the operating partnership may contain other restrictions on the ability of Ferrellgas Partners or the operating partnership to repurchase its debt securities upon a change of control. These restrictions could prevent the applicable issuer from satisfying its obligations to purchase its debt securities unless it is able to refinance or obtain waivers under any indebtedness of Ferrellgas Partners or of the operating partnership containing these restrictions. The applicable issuer’s failure to make or consummate a change of control repurchase offer or pay the change of control purchase price when due may give the trustee and the holders of the debt securities particular rights as may be described from time to time in our filings with the SEC.

In addition, one of the events that may constitute a change of control is a sale of all or substantially all of the applicable issuer’s assets. The meaning of “substantially all” varies according to the facts and circumstances of the subject transaction and has no clearly established meaning under New York law, which is the law that will likely govern any indenture for the debt securities. This ambiguity as to when a sale of substantially all of the applicable issuer’s assets has occurred may make it difficult for holders of debt securities to determine whether the applicable issuer has properly identified, or failed to identify, a change of control.

There may be no active trading market for our debt securities, which may limit a holder’s ability to sell our debt securities.

We do not intend to list the debt securities we may issue from time to time on any securities exchange or to seek approval for quotations through any automated quotation system. An established market for the debt securities may not develop, or if one does develop, it may not be maintained. Although underwriters may advise us that they intend to make a market in the debt securities, they are not expected to be obligated to do so and may discontinue such market making activity at any time without notice. In addition, market-making activity will be subject to the limits imposed by the Securities Act and the Exchange Act. For these reasons, we cannot assure a debt holder that:

•	a liquid market for the debt securities will develop;

•	a debt holder will be able to sell its debt securities; or

•	a debt holder will receive any specific price upon any sale of its debt securities.

If a public market for the debt securities did develop, the debt securities could trade at prices that may be higher or lower than their principal amount or purchase price, depending on many factors, including prevailing interest rates, the market for similar debt securities and our financial performance. Historically, the market for non-investment grade debt, such as our debt securities, has been subject to disruptions that have caused substantial fluctuations in the prices of these securities.

Risks Inherent to an Investment in Ferrellgas Partners’ Equity

Ferrellgas Partners may sell additional limited partner interests, diluting existing interests of unitholders.

The partnership agreement of Ferrellgas Partners generally allows Ferrellgas Partners to issue additional limited partner interests and other equity securities. When Ferrellgas Partners issues additional equity securities, a unitholder’s proportionate partnership interest will decrease. Such an issuance could negatively affect the amount of cash distributed to unitholders and the market price of common units. The issuance of additional common units will also diminish the relative voting strength of the previously outstanding common units.

Cash distributions are not guaranteed and may fluctuate with our performance and other external factors.

Although we are required to distribute all of our “available cash,” we cannot guarantee the amounts of available cash that will be distributed to the holders of our equity securities. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. The actual amounts of available cash will depend upon numerous factors, including:

•	cash flow generated by operations;

•	weather in our areas of operation;

•	borrowing capacity under our credit facilities;

•	principal and interest payments made on our debt;

•	the costs of acquisitions, including related debt service payments;

•	restrictions contained in debt instruments;

•	issuances of debt and equity securities;

•	fluctuations in working capital;

•	capital expenditures;

•	adjustments in reserves made by our general partner in its discretion;

•	prevailing economic conditions; and

•	financial, business and other factors, a number of which will be beyond our control.

Cash distributions are dependent primarily on cash flow, including from reserves and, subject to limitations, working capital borrowings. Cash distributions are not dependent on profitability, which is affected by non-cash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits.

Our general partner has broad discretion to determine the amount of “available cash” for distribution to holders of our equity securities through the establishment and maintenance of cash reserves, thereby potentially lessening and limiting the amount of “available cash” eligible for distribution.

Our general partner determines the timing and amount of our distributions and has broad discretion in determining the amount of funds that will be recognized as “available cash.” Part of this discretion comes from the ability of our general partner to establish and make additions to our reserves. Decisions as to amounts to be placed in or released from reserves have a direct impact on the amount of available cash for distributions because increases and decreases in reserves are taken into account in computing available cash. Funds within or added to our reserves are not considered to be “available cash” and are therefore not required to be distributed. Each fiscal quarter, our general partner may, in its reasonable discretion, determine the amounts to be placed in or released from reserves, subject to restrictions on the purposes of the reserves. Reserves may be made, increased or decreased for any proper purpose, including, but not limited to, reserves:

•	to comply with the terms of any of our agreements or obligations, including the establishment of reserves to fund the payment of interest and principal in the future of any debt securities of Ferrellgas Partners or the operating partnership;

•	to provide for level distributions of cash notwithstanding the seasonality of our business; and

•	to provide for future capital expenditures and other payments deemed by our general partner to be necessary or advisable.

The decision by our general partner to establish, increase or decrease our reserves may limit the amount of cash available for distribution to holders of our equity securities. Holders of our equity securities will not receive payments required by such securities unless we are able to first satisfy our own obligations and the establishment of any reserves. See the first risk factor under “Risks Arising from Our Partnership Structure and Relationship with Our General Partner.”

The debt agreements of Ferrellgas Partners and the operating partnership may limit their ability to make distributions to holders of their equity securities.

The debt agreements governing Ferrellgas Partners’ and the operating partnership’s outstanding indebtedness contain restrictive covenants that may limit or prohibit distributions to holders of their equity securities under various circumstances. Ferrellgas Partners’ existing indenture generally prohibits it from:

•	making any distributions to unitholders if an event of default exists or would exist when such distribution is made;

•	distributing amounts in excess of 100% of available cash for the immediately preceding fiscal quarter if its consolidated fixed charge coverage ratio as defined in the indenture is less than 1.75 to 1.00; or

•	distributing amounts in excess of $25.0 million less any restricted payments made for the prior sixteen fiscal quarters plus the aggregate cash contributions made to us during that period if its consolidated fixed charge coverage ratio as defined in the indenture is less than or equal to 1.75 to 1.00.

See the first risk factor under “Risks Arising from Our Partnership Structure and Relationship with Our General Partner” for a description of the restrictions on the operating partnership’s ability to distribute cash to Ferrellgas Partners. Any indenture applicable to future issuances of debt securities by Ferrellgas Partners or the operating partnership may contain restrictions that are the same as or similar to those in their existing debt agreements.

The distribution priority to our common units owned by the public terminates no later than April 30, 2010.

Assuming that the restrictions under our debt agreements are met, our partnership agreements require us to distribute 100% of our available cash to our unitholders on a quarterly basis. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. Currently, the common units owned by the public have a right to receive distributions of available cash before any distributions of available cash are made on the common units owned by Ferrell Companies. We must pay a distribution on the publicly-held common units before we pay a distribution on the common units held by Ferrell Companies. If there exists an outstanding amount of deferred distributions on the common units held by Ferrell Companies of $36.0 million, the common units held by Ferrell Companies will be paid in the same manner as the publicly-held common units. While there are any deferred distributions outstanding on common units held by Ferrell Companies, we may not increase the distribution to our public common unitholders above the highest quarterly distribution paid on our common units for any of the immediately preceding four fiscal quarters. After payment of all required distributions, we will use remaining available cash to reduce any amount previously deferred on the common units held by Ferrell Companies.

This distribution priority right is scheduled to end April 30, 2010, or earlier if there is a change of control, we dissolve or Ferrell Companies sells all of our common units held by it. Whether an extension of the expiration of the distribution priority is likely or unlikely involves several factors that are not currently known and/or cannot be assessed until a time closer to the expiration date. The termination of this distribution priority may lower the market price for our common units.

Persons owning 20% or more of Ferrellgas Partners’ common units cannot vote. This limitation does not apply to common units owned by Ferrell Companies, our general partner and its affiliates.

All common units held by a person that owns 20% or more of Ferrellgas Partners’ common units cannot be voted. This provision may:

•	discourage a person or group from attempting to remove our general partner or otherwise change management; and

•	reduce the price at which our common units will trade under various circumstances.

This limitation does not apply to our general partner and its affiliates. Ferrell Companies, the parent of our general partner, beneficially owns all of the outstanding capital stock of our general partner in addition to approximately 32% of our common units.

Risks Arising from Our Partnership Structure and Relationship with Our General Partner

Ferrellgas Partners is a holding entity and has no material operations or assets. Accordingly, Ferrellgas Partners is dependent on distributions from the operating partnership to service its obligations. These distributions are not guaranteed and may be restricted.

Ferrellgas Partners is a holding entity for our subsidiaries, including the operating partnership. Ferrellgas Partners has no material operations and only limited assets. Ferrellgas Partners Finance Corp. is Ferrellgas Partners’ wholly-owned finance subsidiary, serves as a co-obligor on any of its debt securities, conducts no business and has nominal assets. Accordingly, Ferrellgas Partners is dependent on cash distributions from the operating partnership and its subsidiaries to service obligations of Ferrellgas Partners. The operating partnership is required to distribute all of its available cash each fiscal quarter, less the amount of cash reserves that our general partner determines is necessary or appropriate in its reasonable discretion to provide for the proper conduct of our business, to provide funds for distributions over the next four fiscal quarters or to comply with applicable law or with any of our debt or other agreements. This discretion may limit the amount of available cash the operating partnership may distribute to Ferrellgas Partners each fiscal quarter. Holders of Ferrellgas Partners’ securities will not receive payments required by those securities unless the operating partnership is able to make distributions to Ferrellgas Partners after the operating partnership first satisfies its obligations under the terms of its own borrowing arrangements and reserves any necessary amounts to meet its own financial obligations.

In addition, the various agreements governing the operating partnership’s indebtedness and other financing transactions permit quarterly distributions only so long as each distribution does not exceed a specified amount, the operating partnership meets a specified financial ratio and no default exists or would result from such distribution. Those agreements include the indentures governing the operating partnership’s existing notes, credit facilities and an accounts receivable securitization facility. Each of these agreements contain various negative and affirmative covenants applicable to the operating partnership and some of these agreements require the operating partnership to maintain specified financial ratios. If the operating partnership violates any of these covenants or requirements, a default may result and distributions would be limited. These covenants limit the operating partnership’s ability to, among other things:

•	incur additional indebtedness;

•	engage in transactions with affiliates;

•	create or incur liens;

•	sell assets;

•	make restricted payments, loans and investments;

•	enter into business combinations and asset sale transactions; and

•	engage in other lines of business.

The ownership of our general partner could change if Ferrell Companies defaults on its outstanding indebtedness.

Ferrell Companies owns all of the outstanding capital stock of our general partner and beneficially owns approximately 32% of our outstanding common units. Ferrell Companies has pledged the majority of its beneficially owned common units against its variable interest debt, which totaled $30.5 million at July 31, 2008, with a scheduled maturity of December 2011. Ferrell Companies’ primary sources of income to pay its debt are dividends that it receives from our general partner and distributions received on the common units. For fiscal 2008, Ferrell Companies received approximately $43.5 million from these sources. If Ferrell Companies defaults on its debt, its lenders could acquire control of our general partner and the common units beneficially owned by it. In that case, the lenders could change management of our general partner and operate the general partner with different objectives than current management.

Unitholders have limits on their voting rights; our general partner manages and operates us, thereby generally precluding the participation of our unitholders in operational decisions.

Our general partner manages and operates us. Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Amendments to the agreement of limited partnership of Ferrellgas Partners may be proposed only by or with the consent of our general partner. Proposed amendments must generally be approved by holders of at least a majority of our outstanding common units.

Unitholders will have no right to elect our general partner on an annual or other continuing basis, and our general partner may not be removed except pursuant to:

•	the vote of the holders of at least 66 2/3% of the outstanding units entitled to vote thereon, which includes the common units owned by our general partner and its affiliates; and

•	upon the election of a successor general partner by the vote of the holders of not less than a majority of the outstanding common units entitled to vote.

Because Ferrell Companies is the parent of our general partner and beneficially owns approximately 32% of our outstanding common units and James E. Ferrell, Chief Executive Officer and Chairman of the Board of Directors of our general partner, indirectly owns approximately 7% of our outstanding common units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner may not be made if neither Ferrell Companies nor Mr. Ferrell consent to such action.

Our general partner has a limited call right with respect to the limited partner interests of Ferrellgas Partners.

If at any time less than 20% of the then-issued and outstanding limited partner interests of any class of Ferrellgas Partners are held by persons other than our general partner and its affiliates, our general partner has the right, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining limited partner interests of such class held by such unaffiliated persons at a price generally equal to the then-current market price of limited partner interests of such class. As a consequence, a unitholder may be required to sell its common units at a time when the unitholder may not desire to sell them or at a price that is less than the price desired to be received upon such sale.

Unitholders may not have limited liability in specified circumstances and may be liable for the return of distributions.

The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that the right, or the exercise of the right by the limited partners as a group, to:

•	remove or replace our general partner;

•	make specified amendments to our partnership agreements; or

•	take other action pursuant to our partnership agreements that constitutes participation in the “control” of our business,

then the limited partners could be held liable in some circumstances for our obligations to the same extent as a general partner.

In addition, under some circumstances a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution. Unitholders will not be liable for assessments in addition to their initial capital investment in our common units. Under Delaware General Corporate Law, we may not make a distribution to our unitholders if the distribution causes all our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities for which recourse is limited to specific property are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date. Under Delaware law, an assignee that becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the partnership. However, such an assignee is not obligated for liabilities unknown to that assignee at the time such assignee became a limited partner if the liabilities could not be determined from the partnership agreements.

Our general partner’s liability to us and our unitholders may be limited.

The partnership agreements of Ferrellgas Partners and the operating partnership contain language limiting the liability of our general partner to us and to our unitholders. For example, those partnership agreements provide that:

•	the general partner does not breach any duty to us or our unitholders by borrowing funds or approving any borrowing; our general partner is protected even if the purpose or effect of the borrowing is to increase incentive distributions to our general partner;

•	our general partner does not breach any duty to us or our unitholders by taking any actions consistent with the standards of reasonable discretion outlined in the definitions of available cash and cash from operations contained in our partnership agreements; and

•	our general partner does not breach any standard of care or duty by resolving conflicts of interest unless our general partner acts in bad faith.

The modifications of state law standards of fiduciary duty contained in our partnership agreements may significantly limit the ability of unitholders to successfully challenge the actions of our general partner as being a breach of what would otherwise have been a fiduciary duty. These standards include the highest duties of good faith, fairness and loyalty to the limited partners. Such a duty of loyalty would generally prohibit a general partner of a Delaware limited partnership from taking any action or engaging in any transaction for which it has a conflict of interest. Under our partnership agreements, our general partner may exercise its broad discretion and authority in our management and the conduct of our operations as long as our general partner’s actions are in our best interest.

Our general partner and its affiliates may have conflicts with us.

The directors and officers of our general partner and its affiliates have fiduciary duties to manage itself in a manner that is beneficial to its stockholder. At the same time, our general partner has fiduciary duties to manage us in a manner that is beneficial to us and our unitholders. Therefore, our general partner’s duties to us may conflict with the duties of its officers and directors to its stockholder.

Matters in which, and reasons that, such conflicts of interest may arise include:

•	decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

•	borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner, or to hasten the expiration of the deferral period with respect to the common units held by Ferrell Companies;

•	we do not have any employees and rely solely on employees of our general partner and its affiliates;

•	under the terms of our partnership agreements, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us;

•	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

•	neither our partnership agreements nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arms-length negotiations;

•	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

•	our partnership agreements permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

•	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations;

•	our general partner may exercise its right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

•	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;

•	our general partner and its affiliates have no obligation to present business opportunities to us;

•	our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•	James E. Ferrell is the Chief Executive Officer of our general partner and the Chairman of its Board of Directors. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct our ordinary business operations. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer and director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell’s companies.

See “Conflicts of Interest” and “Fiduciary Responsibilities” below.

Ferrell Companies may transfer the ownership of our general partner which could cause a change of our management and affect the decisions made by our general partner regarding resolutions of conflicts of interest.

Ferrell Companies, the owner of our general partner, may transfer the capital stock of our general partner without the consent of our unitholders. In such an instance, our general partner will remain bound by our partnership agreements. If, however, through share ownership or otherwise, persons not now affiliated with our general partner were to acquire its general partner interest in us or effective control of our general partner, our management and resolutions of conflicts of interest, such as those described above, could change substantially.

Our general partner may voluntarily withdraw or sell its general partner interest.

Our general partner may withdraw as the general partner of Ferrellgas Partners and the operating partnership without the approval of our unitholders. Our general partner may also sell its general partner interest in Ferrellgas Partners and the operating partnership without the approval of our unitholders. Any such withdrawal or sale could have a material adverse effect on us and could substantially change the management and resolutions of conflicts of interest, as described above.

Our general partner can protect itself against dilution.

Whenever we issue equity securities to any person other than our general partner and its affiliates, our general partner has the right to purchase additional limited partner interests on the same terms. This allows our general partner to maintain its partnership interest in us. No other unitholder has a similar right. Therefore, only our general partner may protect itself against dilution caused by our issuance of additional equity securities.

Tax Risks

The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity level taxation, which would substantially reduce the cash available for distribution to our unitholders.

The anticipated after-tax economic benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. We believe that, under current law, we have been and will continue to be classified as a partnership for federal income tax purposes. One of the requirements for such classification is that at least 90% of our gross income for each taxable year has been and will be “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code. Whether we will continue to be classified as a partnership in part depends on our ability to meet this qualifying income test in the future.

If we were classified as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, currently 35% at the federal level, and we would probably pay additional state income taxes as well. In addition, distributions would generally be taxable to the recipient as corporate distributions and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and thus would likely result in a substantial reduction in the value of our common units.

A change in current law or a change in our business could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. Our partnership agreements provide that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, provisions of our partnership agreements will be subject to change. These changes would include a decrease in the minimum quarterly distribution and the target distribution levels to reflect the impact of such law on us.

A successful IRS contest of the federal income tax positions we take may reduce the market value of our common units and the costs of any contest will be borne by us and therefore indirectly by our unitholders and our general partner.

The IRS may adopt positions that differ from those expressed herein or from the positions we take. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of the positions we take, and some or all of these positions ultimately may not be sustained. Any contest with the IRS may materially reduce the market value of our common units and the prices at which our common units trade. In addition, our costs of any contest with the IRS will be borne by us and therefore indirectly by our unitholders and our general partner.

Unitholders may be required to pay taxes on income from us even if unitholders do not receive any cash distributions from us.

A unitholder will be required to pay federal income taxes and, in some cases, state and local income taxes on its share of our taxable income, even if it does not receive cash distributions from us. A unitholder may not receive cash distributions equal to its share of our taxable income or even the tax liability that results from that income. Further, a unitholder may incur a tax liability in excess of the amount of cash it receives upon the sale of its units.

The ratio of taxable income to cash distributions could be higher or lower than our estimates, which could result in a material reduction of the market value of our common units.

We estimate that a person who acquires common units in the 2008 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2008 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

There are limits on the deductibility of losses

In the case of unitholders subject to the passive loss rules (generally, individuals, closely held corporations and regulated investment companies), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including passive activities or investments. Unused losses may be deducted when the unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party. A unitholder’s share of our net passive income may be offset by unused losses carried over from prior years, but not by losses from other passive activities, including losses from other publicly-traded partnerships.

Tax gain or loss on the disposition of our common units could be different than expected.

If a unitholder sells their common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated for a common unit, which decreased its tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than its tax basis in that common unit, even if the price received is less than its original cost. A substantial portion of the amount realized, whether or not representing a gain, will likely be ordinary income to that unitholder. Should the IRS successfully contest some positions we take, a selling unitholder could recognize more gain on the sale of units than would be the case under those positions, without the benefit of decreased income in prior years. In addition, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash that unitholder receives from the sale.

Tax-exempt entities, regulated investment companies, and foreign persons face unique tax issues from owning common units that may result in additional tax liability or reporting requirements for them.

An investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts, regulated investment companies, generally known as mutual funds, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to them. Net income from a “qualified publicly-traded partnership” is qualifying income for a regulated investment company, or mutual fund. However, no more than 25% of the value of a regulated investment company’s total assets may be invested in the securities of one or more qualified publicly-traded partnerships. We expect to be treated as a qualified publicly-traded partnership. Distributions to non-U.S. persons will be reduced by withholding taxes, at the highest effective tax rate applicable to individuals, and non-U.S. persons will be required to file federal income tax returns and generally pay tax on their share of our taxable income.

Certain information relating to a unitholder’s investment may be subject to special IRS reporting requirements.

Treasury regulations require taxpayers to report particular information on Form 8886 if they participate in a “reportable transaction.” Unitholders may be required to file this form with the IRS. A transaction may be a reportable transaction based upon any of several factors. The IRS may impose significant penalties on a unitholder for failure to comply with these disclosure requirements. Disclosure and information maintenance obligations are also imposed on “material advisors” that organize, manage or sell interests in reportable transactions, which may require us or our material advisors to maintain and disclose to the IRS certain information relating to unitholders.

An audit of us may result in an adjustment or an audit of a unitholder’s own tax return.

We may be audited by the IRS and tax adjustments could be made. The rights of a unitholder owning less than a 1% interest in us to participate in the income tax audit process are very limited. Further, any adjustments in our tax returns will lead to adjustments in the unitholders’ tax returns and may lead to audits of unitholders’ tax returns and adjustments of items unrelated to us. A unitholder will bear the cost of any expenses incurred in connection with an examination of its personal tax return.

Reporting of partnership tax information is complicated and subject to audits; we cannot guarantee conformity to IRS requirements.

We will furnish each unitholder with a Schedule K-1 that sets forth that unitholder’s allocable share of income, gains, losses and deductions. In preparing these schedules, we will use various accounting and reporting conventions and adopt various depreciation and amortization methods. We cannot guarantee that these schedules will yield a result that conforms to statutory or regulatory requirements or to administrative pronouncements of the IRS. If any of the information on these schedules is successfully challenged by the IRS, the character and amount of items of income, gain, loss or deduction previously reported by unitholders might change, and unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments.

Unitholders may lose tax benefits as a result of nonconforming depreciation conventions.

Because we cannot match transferors and transferees of common units, uniformity of the economic and tax characteristics of our common units to a purchaser of common units of the same class must be maintained. To maintain uniformity and for other reasons, we have adopted certain depreciation and amortization conventions which we believe conform to Treasury Regulations under 743(b) of the Internal Revenue Code. A successful IRS challenge to those positions could reduce the amount of tax benefits available to our unitholders. A successful challenge could also affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

As a result of investing in our common units, a unitholder will likely be subject to state and local taxes and return filing requirements in jurisdictions where it does not live.

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. A unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We currently conduct business in all 50 states, the District of Columbia and Puerto Rico. It is a unitholder’s responsibility to file all required United States federal, state and local tax returns.

States may subject partnerships to entity-level taxation in the future; thereby decreasing the amount of cash available to us for distributions and potentially causing a decrease in our distribution levels, including a decrease in the minimum quarterly distribution.

Several states have enacted or are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If additional states were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced. The partnership agreements of Ferrellgas Partners and the operating partnership each provide that if a law is enacted or existing law is modified or interpreted in a manner that subjects one or both partnerships to taxation as a corporation or otherwise subjects one or both partnerships to entity-level taxation for federal, state or local income tax purposes, provisions of one or both partnership agreements will be subject to change. These changes would include a decrease in the minimum quarterly distribution and the target distribution levels to reflect the impact of those taxes.

Unitholders may have negative tax consequences if we default on our debt or sell assets.

If we default on any of our debt, the lenders will have the right to sue us for non-payment. That action could cause an investment loss and negative tax consequences for our unitholders through the realization of taxable income by unitholders without a corresponding cash distribution. Likewise, if we were to dispose of assets and realize a taxable gain while there is substantial debt outstanding and proceeds of the sale were applied to the debt, our unitholders could have increased taxable income without a corresponding cash distribution.

Conflicts of Interest

Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our general partner and its affiliates, on the other. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its stockholder. At the same time, our general partner has fiduciary duties to manage us in a manner beneficial to us and our unitholders. The duties of our general partner to us and our unitholders, therefore, may conflict with the duties of the directors and officers of our general partner to its stockholder.

Matters in which, and reasons that, such conflicts of interest may arise include:

•	decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

•	borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner, or to hasten the expiration of the deferral period with respect to the common units held by Ferrell Companies;

•	we do not have any employees and rely solely on employees of our general partner and its affiliates;

•	under the terms of our partnership agreements, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us;

•	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

•	neither our partnership agreements nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arms-length negotiations;

•	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

•	our partnership agreements permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

•	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations;

•	our general partner may exercise its right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

•	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;

•	our general partner and its affiliates have no obligation to present business opportunities to us;

•	our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•	James E. Ferrell is Chief Executive Officer of our general partner and the Chairman of its Board of Directors. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct our ordinary business operations. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer and director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell’s companies.

Fiduciary Responsibilities

Unless otherwise provided for in a partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit the general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. Our partnership agreements expressly permit our general partner to resolve conflicts of interest between itself or its affiliates, on the one hand, and us or our unitholders, on the other, and to consider, in resolving such conflicts of interest, the interests of other parties in addition to the interests of our unitholders. In addition, the partnership agreement of Ferrellgas Partners provides that a purchaser of common units is deemed to have consented to specified conflicts of interest and actions of our general partner and its affiliates that might otherwise be prohibited, including those described above, and to have agreed that such conflicts of interest and actions do not constitute a breach by our general partner of any duty stated or implied by law or equity. Our general partner will not be in breach of its obligations under our partnership agreements or its duties to us or our unitholders if the resolution of such conflict is fair and reasonable to us. Any resolution of a conflict approved by the audit committee of our general partner is conclusively deemed fair and reasonable to us. The latitude given in our partnership agreements to our general partner in resolving conflicts of interest may significantly limit the ability of a unitholder to challenge what might otherwise be a breach of fiduciary duty.

The partnership agreements of Ferrellgas Partners and the operating partnership expressly limit the liability of our general partner by providing that our general partner, its affiliates and their respective officers and directors will not be liable for monetary damages to us, our unitholders or assignees thereof for errors of judgment or for any acts or omissions if our general partner and such other persons acted in good faith. In addition, we are required to indemnify our general partner, its affiliates and their respective officers, directors, employees, agents and trustees to the fullest extent permitted by law against liabilities, costs and expenses incurred by our general partner or such other persons if our general partner or such persons acted in good faith and in a manner it or they reasonably believed to be in, or (in the case of a person other than our general partner) not opposed to, the best interests of us and, with respect to any criminal proceedings, had no reasonable cause to believe the conduct was unlawful.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own or lease the following transportation equipment that is utilized primarily in the propane distribution operations.

	Owned	Leased	Total

Truck tractors	84	87	171
Propane transport trailers	251	48	299
Portable tank delivery trucks	256	227	483
Portable tank exchange delivery trailers	160	46	206
Bulk propane delivery trucks	1,028	757	1,785
Pickup and service trucks	961	345	1,306
Railroad tank cars	—	97	97

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with 3,000 gallon tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our retail propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to approximately multiple distribution locations, referred to as service units. Our retail propane distribution locations are comprised of 157 service centers and 688 service units. The service unit locations utilize hand-held computers and satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

In addition to our retail propane distribution locations, we also distribute propane for our portable tank exchange operations from 26 partnership-owned propane distribution locations and 23 independently-owned distributors.

We own approximately 48.0 million gallons of propane storage capacity at our propane distribution locations. We own our land and buildings in the local markets of approximately half of our operating locations and lease the remaining facilities on terms customary in the industry.

We own approximately 1.0 million propane tanks, most of which are located on customer property and rented to those customers. We also own approximately 3.5 million portable propane tanks, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

We lease approximately 42.1 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

We lease 109,312 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area. We also lease 64,219 square feet of office and warehouse space in Winston-Salem, North Carolina in connection with our portable tank exchange operations.

On July 21, 2008, we entered into an agreement with Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell, to sublease approximately 3,500 square feet of office space at our Overland Park, Kansas location. The sublease term is three years and two months, commencing on August 1, 2008 and terminating on September 30, 2011. The monthly rent amount is approximately $5 thousand. For further discussion of related party transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures about Effects of Transactions with Related Parties” and Note K — Transactions with related parties — to our consolidated financial statements.

We believe that we have satisfactory title to or valid rights to use all of our material properties. Although some of those properties may be subject to liabilities and leases, liens for taxes not yet currently due and payable and immaterial encumbrances, easements and restrictions, we do not believe that any such burdens will materially interfere with the continued use of such properties in our business. We believe that we have obtained, or are in the process of obtaining, all required material approvals. These approvals include authorizations, orders, licenses, permits, franchises, consents of, registrations, qualifications and filings with, the various state and local governmental and regulatory authorities which relate to our ownership of properties or to our operations.

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Units of Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of August 31, 2008, we had 784 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for our fiscal periods indicated.

	Common Unit Price Range		Distributions
	High	Low	Declared per Unit

2007
First Quarter	$23.65	$21.41	$0.50
Second Quarter	23.84	20.85	0.50
Third Quarter	23.83	22.03	0.50
Fourth Quarter	25.28	23.33	0.50

2008
First Quarter	$24.20	$21.37	$0.50
Second Quarter	23.10	20.13	0.50
Third Quarter	22.96	20.36	0.50
Fourth Quarter	22.28	18.35	0.50

We make quarterly cash distributions of our available cash. Available cash is defined in our partnership agreement as, generally, the sum of our consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by our general partner for future requirements. To the extent necessary and due to the seasonal nature of our operations, we will generally reserve cash inflows from our second and third fiscal quarters for distributions during our first and fourth fiscal quarters. Based upon our current financial condition and results of operations, our general partner currently believes that during fiscal 2009 we will be able to make quarterly cash distributions per common unit comparable to those quarterly distributions made during our last two fiscal years; however, no assurances can be given that such distributions will be made or the amount of such distributions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that we can use to pay distributions.

Recent Sales of Unregistered Securities

There were no issuances of unregistered securities during fiscal 2008.

Ferrellgas Partners Tax Matters

Ferrellgas Partners is a master limited partnership and thus not subject to federal income taxes. Instead, our common unitholders are required to report for income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make distributions to our common unitholders. Accordingly, each common unitholder should consult its own tax advisor in analyzing the federal, state, and local tax consequences applicable to its ownership or disposition of our common units. Ferrellgas Partners reports its tax information on a calendar year basis, while financial reporting is based on a fiscal year ending July 31.

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. All of the common equity of the operating partnership and Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2008, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2007 or 2008. The operating partnership distributes cash declared on its common equity four times per fiscal year. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities — Distributions paid by the operating partnership” for a discussion of its distributions during fiscal 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6.	SELECTED FINANCIAL DATA.

The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
	2008	2007	2006	2005	2004
	(In thousands, except per unit data)

Income Statement Data:
Total revenues	$2,290,689	$1,992,440	$1,895,470	$1,754,114	$1,308,386
Interest expense	86,712	87,953	84,235	91,518	74,467
Earnings (loss) from continuing operations	24,689	34,800	25,009	(15,375)	20,501
Basic and diluted earnings (loss) per common unit from continuing operations	$0.39	$0.55	$0.41	$(0.41)	$0.30
Cash distributions declared per common unit	$2.00	$2.00	$2.00	$2.00	$2.00
Balance Sheet Data:
Working capital(1)	$46,075	$42,503	$27,244	$38,885	$46,137
Total assets	1,529,231	1,503,403	1,549,500	1,508,973	1,578,175
Long-term debt	1,034,719	1,011,751	983,545	948,977	1,153,652
Partners’ capital	162,124	236,657	265,745	333,678	202,099
Operating Data:
Propane sales volumes (in thousands of gallons)	838,847	891,888	910,755	1,063,107	994,487
Capital expenditures :
Maintenance	$21,139	$16,935	$13,003	$17,259	$20,422
Growth	23,407	29,732	29,448	25,089	12,270
Technology initiative	—	—	915	10,466	8,688
Acquisition	191	35,466	38,057	31,699	438,326

Total	$44,737	$82,133	$81,423	$84,513	$479,706

(1)	Working capital is the sum of current assets less current liabilities.

	Ferrellgas, L.P.
	Year Ended July 31,
	2008	2007	2006	2005	2004
	(In thousands, except per unit data)

Income Statement Data:
Total revenues	$2,290,689	$1,992,440	$1,895,470	$1,754,114	$1,308,386
Interest expense	63,001	64,201	60,537	67,430	54,242
Earnings from continuing operations	49,232	59,427	49,465	9,128	41,410
Balance Sheet Data:
Working capital(1)	$48,397	$44,737	$28,874	$41,078	$48,593
Total assets	1,526,621	1,499,951	1,544,051	1,504,271	1,570,990
Long-term debt	765,248	741,900	713,316	678,367	882,662
Partners’ capital	436,269	511,356	539,910	608,987	475,567
Operating Data:
Propane sales volumes (in thousands of gallons)	838,847	891,888	910,755	1,063,107	994,487
Capital expenditures:
Maintenance	$21,139	$16,935	$13,003	$17,259	$20,422
Growth	23,407	29,732	29,448	25,089	12,270
Technology initiative	—	—	915	10,466	8,688
Acquisition	191	35,466	38,057	32,430	438,326

Total	$44,737	$82,133	$81,423	$85,244	$479,706

(1)	Working capital is the sum of current assets less current liabilities.

Our capital expenditures fall generally into four categories:

•	maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;

•	growth capital expenditures, which include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity;

•	technology initiative capital expenditures, which include expenditures for purchases of computer hardware and software for the development of new software; and

•	acquisition capital expenditures, which include expenditures related to the acquisition of retail distribution propane operations; acquisition capital expenditures represent the total cost of acquisitions less working capital acquired.

The sale of our non-strategic storage assets and the use of proceeds from that sale to retire long-term debt resulted in a significant decrease in our total assets and long-term debt as of July 31, 2005 as compared to July 31, 2004.

The Blue Rhino contribution resulted in a significant increase in our total revenues, interest expense and growth capital expenditures as of July 31, 2005 as compared to July 31, 2004, due to the Blue Rhino contribution not having a full year impact on fiscal 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners L.P. and the operating partnership.

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees other than officers. Ferrellgas Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented in this section.

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical consolidated financial statements and accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K.

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•	because Ferrellgas Partners has issued $268.0 million in aggregate principal amount of 8 3/4% senior notes due fiscal 2012, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective consolidated financial statements and Note H — Long-term debt — in the respective notes to their consolidated financial statements; and

•	Ferrellgas Partners issued common units in several transactions during fiscal 2007.

Overview

We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States, and the largest national provider of propane by portable tank exchange as measured by our propane sales volumes in fiscal 2008. We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States.

The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. However, our propane by portable tank exchanges sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. It also provides us the ability to better utilize our seasonal resources at our propane distribution locations. Other factors affecting our results of operations include competitive conditions, volatility in energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We use the definition of “normal” temperatures based on information published by the National Oceanic and Atmospheric Administration (“NOAA”). Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season of November through March. Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage.

Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sale price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues — Propane and other gas liquids sales” and “Gross margin — Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities. We enter into propane sales commitments with a portion of our retail customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment. We employ risk management activities that attempt to mitigate risks related to the purchase, storage, transport and sale of propane.

Our business strategy is to:

•	maximize operating efficiencies through utilization of our technology platform;

•	capitalize on our national presence and economies of scale;

•	expand our operations through disciplined acquisitions and internal growth; and

•	align employee interests with our investors through significant employee ownership.

Net earnings in fiscal 2008 were $24.7 million compared to net earnings in fiscal 2007 of $34.8 million. The decrease in net earnings of $10.1 million was primarily due to the following:

•	gross margin from “Propane and other gas liquids sales” decreased $46.9 million primarily due to lower propane sales volumes and the decreased gross margin per gallon compared to the prior year;

•	gross margin from “Revenues: Other” increased $21.1 million primarily due to increased fee income billed to customers; and

•	“Operating expense” decreased $8.8 million primarily due a decrease in labor expense and a decrease in incentive and other compensation expense.

Forward-looking Statements

Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning our future operating results or our ability to generate sales, income or cash flow are forward-looking statements.

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

Some of our forward-looking statements include the following:

•	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	our expectation that higher propane prices will continue causing an increase to “Revenues — propane and other gas liquids sales,” “Cost of product sold — propane and other gas liquids sales,” Gross margin — propane and other gas liquids, “Operating income” and “Net earnings” in fiscal 2009.

When considering any forward-looking statement, you should also keep in mind the risk factors in Item 1A. “Risk Factors.” Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this annual report.

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section entitled Item 1A. “Risk Factors — Tax Risks” — The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity-level taxation, which would substantially reduce the cash available for distribution to our unitholders.

Results of Operations

Fiscal Year Ended July 31, 2008 compared to July 31, 2007

			Favorable
			(Unfavorable)
Fiscal Year Ended July 31,	2008	2007	Variance
	(Amounts in thousands)

Propane sales volumes (gallons):
Retail — Sales to End Users	656,832	702,716	(45,884)	(7)%
Wholesale — Sales to Resellers	182,015	189,172	(7,157)	(4)%

	838,847	891,888	(53,041)	(6)%

Revenues —
Propane and other gas liquids sales:
Retail — Sales to End Users	$1,451,054	$1,279,975	$171,079	13%
Wholesale — Sales to Resellers	455,794	396,185	59,609	15%
Other Gas Sales	148,433	81,263	67,170	83%

	$2,055,281	$1,757,423	$297,858	17%

Gross margin —
Propane and other gas liquids sales:(a)
Retail — Sales to End Users	$427,701	$482,878	$(55,177)	(11)%
Wholesale — Sales to Resellers	132,858	133,109	(251)	—%
Other Gas Sales	2,804	(5,733)	8,537	NM

	$563,363	$610,254	$(46,891)	(8)%

Operating income	$110,941	$126,768	$(15,827)	(12)%
Interest expense	$86,712	$87,953	$1,241	1%
Interest expense — operating partnership	$63,001	$64,201	$1,200	2%

(a)	Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

NM — Not meaningful

Propane sales volumes during fiscal 2008 decreased 53.0 million gallons from that of the prior year period. Although temperatures during the period were 2% colder than those of the prior year, we believe the increasing propane prices have led to lower customer usage due to increased conservation. The average wholesale market price of propane has increased 47% since fiscal 2007. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas averaged $1.53 and $1.04 per gallon during fiscal 2008 and 2007, respectively.

Revenues — Propane and other gas liquids sales

Retail sales increased $171.1 million compared to the prior year period. Approximately $254.1 million of this increase was primarily due to the effect of increased sales price per gallon, partially offset by a $95.8 million decrease due to lower propane sales volumes, as discussed above.

Wholesale sales increased $59.6 million compared to the prior period. Approximately $66.8 million of this increase was due to increased sales price per gallon, partially offset by a $7.2 million decrease due to lower propane sales volumes, as discussed above.

Other gas sales increased $67.2 million primarily due to both a $50.4 million increase in sales price per gallon and a $15.1 million increase in propane sales volume of lower-margin other third-party sales.

Gross margin — Propane and other gas liquids sales

Retail sales gross margin decreased $55.2 million compared to the prior year period. This decrease was primarily due to the $31.1 million impact of lower propane sales volumes as discussed above and $26.6 million due to a decrease in gross margin per gallon.

Other gas sales gross margin increased $8.5 million primarily due to prior year sales of excess inventory to lower margin third party customers at a loss that were not repeated in the current year.

Operating income

Operating income decreased $15.8 million compared to the prior year period primarily due to the $46.9 million decrease in “Gross margin-propane and other gas liquids sales”, which was partially offset by a $21.1 million increase in gross margin from “Revenues: Other” and an $8.8 million decrease in “Operating expense”. Gross margin from “Revenues: Other” increased primarily due to $14.3 million of increased fee income billed to customers. Operating expense decreased primarily due to a $7.7 million decrease in labor expense and a $7.2 million decrease in incentive and other compensation expense, partially offset by increases in fuel costs of $7.0 million.

Interest expense — consolidated

Interest expense decreased $1.2 million primarily due to a $3.9 million decrease due to a reduction in interest rates on variable rate indebtedness and a $0.6 million decrease in letter of credit and commitment fees, offset primarily by a $3.5 million increase resulting from additional borrowings on our unsecured credit facilities to fund working capital needs.

Interest expense — operating partnership

Interest expense decreased $1.2 million primarily due to a $3.9 million decrease due to a reduction in interest rates on variable rate indebtedness and a $0.6 million decrease in letter of credit and commitment fees, offset primarily by a $3.5 million increase resulting from additional borrowings on our unsecured credit facilities to fund working capital needs.

Forward looking statements

We expect increases in fiscal 2009 for “Revenue — propane and other gas liquids sales,” “Cost of product sold — propane and other gas liquids sales”, “Gross margin — propane and other gas liquids sales,” “Operating income” and “Net earnings” as compared to fiscal 2008 due to:

•	our assumption that interest rates will remain relatively stable in fiscal 2009;

•	our assumption that weather will remain close to normal during fiscal 2009; and

•	our assumption that propane sales volumes will increase in fiscal 2009.

Fiscal year ended July 31, 2007 compared to July 31, 2006

			Favorable
			(Unfavorable)
Fiscal Year Ended July 31,	2007	2006	Variance
	(Amounts in thousands)

Propane sales volumes (gallons):
Retail — Sales to End Users	702,716	707,896	(5,180)	(1)%
Wholesale — Sales to Resellers	189,172	202,859	(13,687)	(7)%

	891,888	910,755	(18,867)	(2)%

Revenues —
Propane and other gas liquids sales:
Retail — Sales to End Users	$1,279,975	$1,243,650	$36,325	3%
Wholesale — Sales to Resellers	396,185	405,553	(9,368)	(2)%
Other Gas Sales	81,263	48,737	32,526	67%

	$1,757,423	$1,697,940	$59,483	4%

Gross margin —
Propane and other gas liquids sales:(a)
Retail — Sales to End Users	$482,878	$458,736	$24,142	5%
Wholesale — Sales to Resellers	133,109	129,956	3,153	2%
Other Gas Sales	(5,733)	71	(5,804)	NM

	$610,254	$588,763	$21,491	4%

Operating income	$126,768	$111,222	$15,546	14%
Interest expense	$87,953	$84,235	$(3,718)	(4)%
Interest expense — operating partnership	$64,201	$60,537	$(3,664)	(6)%

(a)	Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

NM — Not meaningful

Propane sales volume during fiscal 2007 decreased 18.9 million gallons from that of the prior year period. Although temperatures during fiscal 2007 were 6% colder than the prior year period, we believe consistently high propane prices have led to continued customer conservation that more than offset this colder weather and gallons gained through acquisitions completed during the last twelve months. Although the wholesale market price of propane has remained consistent since the prior year period, the wholesale market has increased 27% since fiscal 2005. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas averaged $1.04 and $1.03 per gallon during fiscal 2007 and 2006, respectively, compared to an average of $0.82 per gallon during fiscal 2005.

Revenues — Propane and other gas liquids sales

Retail sales increased $36.3 million compared to the prior year period. This increase was primarily due to approximately $45.6 million related to the effect of increased sales price per gallon, and approximately $22.0 million related to acquisitions completed during the last twelve months, partially offset by a $32.0 million decrease due to lower propane sales volumes, as discussed above.

Wholesale sales decreased $9.4 million compared to the prior period. Approximately $17.2 million of this decrease was due to lower propane sales volumes, as discussed above, partially offset by a $7.8 million increase due to increased sales price per gallon.

Other gas sales increased $32.5 million primarily due to a $66.1 million increase in propane sales price per gallon partially offset by a $35.4 million decrease in sales volume of lower-margin other third-party sales.

Gross margin — Propane and other gas liquids sales

Retail sales gross margin increased $24.1 million compared to the prior year period. Approximately $23.3 million related to improved margins per gallon and approximately $9.7 million related to acquisitions completed during the last twelve months. We believe these increases together with the effect of colder weather were partially offset by customer conservation, both as discussed above.

Other gas sales gross margin decreased $5.8 million primarily due to sales of excess inventory to lower margin third party customers at a loss.

Operating income

Operating income increased $15.5 million compared to the prior year period primarily due to the $21.5 million increase in “Gross margin-propane and other gas liquids sales”, which was partially offset by a $6.0 million increase in “Operating expense” and a $3.3 million increase in “Loss on disposal of assets and other.” Operating expense increased primarily due to a $5.3 million increase in personnel costs related to continued tank exchange growth and acquisitions completed during the last twelve months. “Loss on disposal of assets and other” increased primarily due to a $1.2 million gain on the sale of non-strategic assets in the prior year period that was not repeated in the current year period.

Interest expense

Interest expense increased $3.7 million primarily due to a $3.0 million increase resulting from additional borrowings on our unsecured credit facilities to fund acquisition and growth capital expenditures and $0.9 million due to increased interest rates on our unsecured credit facilities.

Interest expense — operating partnership

Interest expense increased $3.7 million primarily due to $3.0 million increase resulting from additional borrowings on our unsecured credit facilities to fund acquisition and growth capital expenditures and $0.9 due to increased interest rates on our unsecured credit facilities.

Liquidity and Capital Resources

General

Our cash requirements include working capital requirements, debt service payments, funding distributions to our unitholders, acquisition and capital expenditures. A quarterly distribution of $0.50 was paid on September 12, 2008, to all common units that were outstanding on September 5, 2008. This represents the fifty-sixth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season, which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed revenues and related costs and expenses during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations in fiscal 2009. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units in fiscal 2009.

Our credit facilities, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8 3/4% senior notes due 2012. The credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8 3/4% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our credit facilities, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating.

As of July 31, 2008, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for fiscal 2009. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the credit facilities or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Operating Activities — Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•	a shelf registration statement for the periodic sale of common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement;

•	an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions; as of August 31, 2008 we had $240.0 million available under this shelf agreement; and

•	a shelf registration statement for the periodic sale of up to $200.0 million of common units in connection with the Ferrellgas Partners’ direct purchase and distribution reinvestment plan; as of August 31, 2008 we had $200.0 million available under this shelf agreement.

Operating Activities

Net cash provided by operating activities was $70.9 million for fiscal 2008, compared to net cash provided by operating activities of $143.6 million for the prior year period. This decrease in cash provided by operating activities was primarily due to an $81.1 million increase in working capital requirements and a $12.0 million decrease in cash flow from operations. The increase in working capital requirements was primarily due to $81.9 million from the timing and increasing cost per gallon of inventory purchases and $49.7 million from the timing and increasing sales price per gallon on accounts receivable collections. These increases in working capital requirements were partially offset by $29.8 million from the timing and increasing purchase price per gallon on accounts payable disbursements and a $23.7 million increase in cash flow from the timing of customer’s application of their deposits and advances to their amounts owed to us due to increasing sales prices per gallon. The decrease in cash flow from operations is primarily due to a $10.1 million decrease in net earnings.

Accounts receivable securitization

Cash flows from our accounts receivable securitization facility increased $21.0 million. We received net funding of $12.0 million from this facility during fiscal 2008 as compared to $9.0 million of funding contributed to this facility in the prior year period.

Our strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowings under the operating partnership’s credit facilities. See additional discussion about the operating partnership’s credit facilities in “Financing Activities — credit facilities.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows for the proceeds of up to $160.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. We renewed this facility effective May 5, 2008, for a 364-day commitment with JPMorgan Chase Bank, N.A. and Fifth Third Bank. At July 31, 2008, we had transferred $97.3 million of our trade accounts receivable to the accounts receivable securitization facility with the ability to transfer, at our option, an additional $11.8 million. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. This transaction is reflected in our consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable in accordance with SFAS 140.

The operating partnership

Net cash provided by operating activities was $94.8 million for fiscal 2008, compared to net cash provided by operating activities of $167.4 million for the prior year period. This decrease in cash provided by operating activities was primarily due to an $81.0 million increase in working capital requirements and a $12.0 million decrease in cash flow from operations. The increase in working capital requirements was primarily due to $81.9 million from the timing and increasing cost per gallon of inventory purchases and $49.7 million from the timing and increasing sales price per gallon on accounts receivable collections. These increases in working capital requirements were partially offset by $29.8 million from the timing and increasing purchase price per gallon on accounts payable disbursements and a $23.7 million increase in cash flow from the timing of customer’s application of their deposits and advances to their amounts owed to us due to increasing sales prices per gallon. The decrease in cash flow from operations is primarily due to a $10.2 million decrease in net earnings.

Investing Activities

Net cash used in investing activities was $36.1 million for fiscal 2008, compared to net cash used in investing activities of $75.1 million for the prior year period. This decrease in net cash used in investing activities is primarily due to decreased acquisition expenditure activities.

Capital expenditures

We incurred $43.8 million in cash capital expenditures during fiscal 2008 as compared to $46.7 million in the prior year period for maintenance and growth capital expenditures.

Acquisition expenditures

During fiscal 2008, we used $0.2 million in cash for costs associated with prior year acquisitions as compared to $31.7 million in cash used in eight acquisitions in the prior year period.

Financing Activities

During fiscal 2008, net cash used in financing activities was $38.8 million compared to net cash used in financing activities of $64.4 million for the prior year period. Cash inflows from the net utilization of long and short-term debt were $71.4 million higher in the current year period compared to the prior year period.

This increase was somewhat offset by $44.3 million from the issuance of common units in the prior year period that was not repeated during the current year period.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $127.2 million during fiscal 2008 in connection with the distributions declared for the three months ended July 31, 2007, October 31, 2007, January 31, 2008 and April 30, 2008. The quarterly distribution on all common units and the related general partner distributions for the three months ended July 31, 2008 of $32.1 million were paid on September 12, 2008 to holders of record on September 5, 2008.

Credit facilities

During April 2008, the operating partnership executed an amendment to its unsecured credit facility due April 22, 2010, increasing its borrowing capacity by $73 million and bringing total borrowing capacity for all unsecured credit facilities to $598 million.

At July 31, 2008, $361.0 million of borrowings and $42.3 million of letters of credit were outstanding under our unsecured credit facilities. Of these borrowings, $95.0 million will mature on August 1, 2009 while the remaining $308.3 million of borrowings and letters of credit will mature on April 22, 2010. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, to a lesser extent, risk management activities and product purchases. At July 31, 2008, we had $194.7 million of available capacity for working capital, acquisition, capital expenditure and general partnership purposes under these unsecured credit facilities.

All borrowings under our unsecured credit facilities bear interest, at our option, at a rate equal to either:

•	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2008, the federal funds rate and Bank of America’s prime rate were 2.09% and 5.0%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of July 31, 2008, the one-month and three-month Eurodollar Rates were 2.65% and 3.00%, respectively).

In addition, an annual commitment fee is payable on the daily unused portion of our unsecured credit facilities at a per annum rate varying from 0.375% to 0.500% (as of July 31, 2008, the commitment fee per annum rate was 0.375%).

Debt issuance and repayment

During August 2007, we made a scheduled principal payment of $90.0 million of the 8.78% Series B senior notes using proceeds from borrowings on the unsecured credit facility due 2010.

During August 2008, the operating partnership made scheduled principal payments of $52.0 million of the 7.12% Series C senior notes using proceeds from borrowings on the unsecured credit facility due 2010.

During August 2008, the operating partnership issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The proceeds from this offering were used to reduce outstanding indebtedness under our unsecured credit facility.

We believe that the liquidity available from our unsecured credit facilities and the accounts receivable securitization facility will be sufficient to meet our working capital expenditures working capital, debt service and letter of credit requirements for fiscal 2009. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

•	a significant increase in the wholesale cost of propane;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating leading to decreased trade credit; or

•	a significant acquisition.

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

Distributions

The operating partnership paid cash distributions of $152.4 million during fiscal 2008. The operating partnership paid cash distributions of $32.1 million on September 12, 2008.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $212.8 million for fiscal 2008, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common Unit	Distributions Paid
	Ownership at	During the Year Ended
	July 31, 2008	July 31, 2008

Ferrell Companies(1)	20,081	$40,160
FCI Trading Corp.(2)	196	$392
Ferrell Propane, Inc.(3)	51	$104
James E. Ferrell(4)	4,333	$8,616

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman and Chief Executive Officer of our general partner.

During fiscal 2008, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $2.8 million.

On August 26, 2008 Ferrellgas Partners declared distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc. and James E. Ferrell (indirectly) of $10.0 million, $0.1 million, $26 thousand, and $2.2 million, respectively, that were paid on September 12, 2008.

During July 2008, we entered into a subleasing agreement with Samson Dental Practice Management, LLC (“Samson”), a company wholly-owned by James E. Ferrell. Under the terms of the agreement, Samson will sublease 3,500 square feet of our corporate facilities for $5 thousand per month for three years.

During September 2008, we entered into a shared services agreement with Samson. Under the terms of the agreement, Samson will reimburse us $0.2 million per year for services provided by certain employees of our general partner.

See Note K — Transactions with related parties — and Note I — Partners’ capital — to our consolidated financial statements for additional discussion regarding the effects of transactions with related parties.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2008:

	Payment or Settlement Due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Long-term debt, including current portion(1)	$54,397	$169,145	$82,995	$268,915	$360	$461,511	$1,037,323
Fixed rate interest obligations(2)	58,489	55,125	48,905	45,934	22,346	22,827	253,626
Operating lease obligations(3)	27,462	17,314	12,337	6,307	3,964	12,790	80,174
Operating lease buyouts(4)	11,730	3,443	4,850	2,779	357	1,185	24,344
Purchase obligations:(5)
Product purchase commitments:(6)
Estimated payment obligations	1,451,033	60,784	—	—	—	—	1,511,817
Employment agreements(7)	—	—	—	—	—	1,088	1,088

Total	$1,603,111	$305,811	$149,087	$323,935	$27,027	$499,401	$2,908,372

Underlying product purchase volume commitments (in gallons)	833,395	39,060	—	—	—	—	872,455

(1)	We have long and short-term payment obligations under agreements such as our senior notes and credit facilities. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “— Liquidity and Capital Resources — Financing Activities.”

(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our credit facilities, a variable rate debt obligation. As of July 31, 2008, variable rate interest on our outstanding balance of variable rate debt of $361.0 million would be $17.0 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our credit facilities.

(3)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.

(4)	Operating lease buyouts represent the maximum amount we would pay if we were to exercise our right to buyout the assets at the end of their lease term. Historically, we have been successful in renewing certain leases that are subject to buyouts. However, there is no assurance we will be successful in the future.

(5)	We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(6)	We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2008 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

(7)	We have an incentive bonus payable to James E. Ferrell of $1.1 million upon his termination of employment with us.

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or Settlement Due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Long-term debt, including current portion(1)	$54,397	$169,145	$82,995	$915	$360	$461,511	$769,323
Fixed rate interest obligations(2)	35,039	31,675	25,455	22,484	22,346	22,827	159,826

Total	$89,436	$200,820	$108,450	$23,399	$22,706	$484,338	$929,149

(1)	The operating partnership has long and short-term payment obligations under agreements such as the operating partnership’s senior notes and credit facilities. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, please see “— Liquidity and Capital Resources — Financing Activities.”

(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our credit facilities, a variable rate debt obligation. As of July 31, 2008, variable rate interest on our outstanding balance of variable rate debt of $361.0 million would be $17.0 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our credit facilities.

Off-balance Sheet Financing Arrangements

In this section we discuss our off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has:

•	made guarantees;

•	a retained or a contingent interest in transferred assets;

•	an obligation under derivative instruments classified as equity; or

•	any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

In September 2000, we formed a qualified special purpose entity as a bankruptcy-remote subsidiary and entered into a receivables facility arrangement, which we renewed in May 2008. This arrangement with a financial institution allows for the proceeds of up to $160.0 million from the sale of accounts receivable, depending upon the time of year and available undivided interests in our accounts receivable from certain customers. We believe this facility improves cash flows while serving as a source of liquidity for our operations. See Note B — Summary of significant accounting policies — and Note F — Accounts receivable securitization — to our consolidated financial statements for additional discussion about this arrangement.

Our off-balance sheet arrangements also include the leasing of transportation equipment, property, computer equipment and propane tanks. We account for these arrangements as operating leases. We believe these arrangements are a cost-effective method for financing our equipment needs. These off-balance sheet arrangements enable us to lease equipment from third parties rather than, among other options, purchasing the equipment using on-balance sheet financing.

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $11.4 million as of July 31, 2008. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Adoption of New Accounting Standards

Below is a listing of recently issued accounting pronouncements that we have not yet adopted. See Note B — Summary of significant accounting policies — to our consolidated financial statements for additional discussion of these pronouncements.

Title of Guidance	Effective Date

SFAS No. 157, “Fair Value Measurements”	Fiscal years beginning after November 15, 2007
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”	Fiscal years beginning after November 15, 2007
SFAS No. 141(R) , “Business Combinations” (a Replacement of SFAS No. 141, “Business Combinations”	Fiscal years beginning after December 15, 2008
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”	Fiscal years beginning after December 15, 2008
SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, and Amendment to FASB Statement No. 133”	Fiscal years beginning after November 15, 2008
EITF No. 07-4, “Application of the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships”	Fiscal years beginning after December 15, 2008

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Audit Committee of the Board of Directors of our general partner. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our consolidated financial statements may differ based upon different estimates and assumptions.

We discuss our significant accounting policies in Note B — Summary of significant accounting policies — to our consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to depreciable lives in fiscal 2008, 2007 or 2006.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results of operations. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2008, 2007 or 2006.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2008 we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

Our recorded intangible assets primarily include the estimated value assigned to certain customer-related and contract-based assets representing the rights we own arising from the acquisition of propane distribution companies and related contractual agreements. A customer-related or contract-based intangible with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. We believe that trademarks and trade names have an indefinite useful life due to our intention to utilize all acquired trademarks and trade names. When necessary, the intangible assets’ useful lives are revised and the impact on amortization will be reflected on a prospective basis. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the entity, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would not cause substantial costs or modifications to existing agreements, (5) the effects of obsolescence, demand, competition, and other economic factors and (6) the level of maintenance required to obtain the expected future cash flows.

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2008, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

At July 31, 2008 and 2007, the carrying value of our intangible asset portfolio was $225.3 million and $246.3 million, respectively. We did not recognize any impairment losses related to our intangible assets during fiscal 2008 or 2007. For additional information regarding our intangible assets, see Note B — Summary of significant accounting policies — and Note G — Goodwill and intangible assets, net — to our consolidated financial statements.

Fair value of derivative commodity contracts

We enter into commodity forward, futures, swaps and options contracts involving propane and related products to hedge exposures to product purchase price risk. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” these contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried in the consolidated balance sheets at fair value with changes in value recognized in cost of product sold in the consolidated statements of earnings or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of earnings. For further discussion of derivative commodity contracts, see “Quantitative and Qualitative Disclosures about Market Risk”, Note B — Summary of significant accounting policies — and Note J — Derivatives — to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Unit and stock-based compensation

We utilize a binomial option valuation tool to compute an estimated fair value of option awards at their grant date. This option valuation tool requires a number of inputs, some of which require an estimate to be made by management. Significant estimates include our computation of volatility, the number of groups of employees, the expected term of awards and the forfeiture rate of awards.

•	Our stock-based awards plan grants stock awards out of Ferrell Companies. Ferrell Companies is not a publicly-traded company and management does not believe it can be categorized within any certain industry group. As a result, our volatility computation is highly subjective. If a different volatility factor were used, it could significantly change the fair value assigned to stock-based awards at their grant date.

•	Due to the limited number of employees eligible to participate in our unit and stock-based compensation plans, management believes we have only one group of employees. If a determination were made that we have multiple groups of employees, that determination could significantly change the expected term and forfeiture rate assigned to our unit and stock-based awards.

•	Our method for computing the expected term of our unit and stock based awards utilizes historical exercise patterns. This method could assign a term to our unit and stock-based awards that is significantly different from their actual terms, which could result in a significant difference in the fair value assigned to the awards at the grant date.

•	We utilize historical forfeiture rates to estimate the expected forfeiture rates on our unit and stock-based awards grant dates. If actual forfeiture rates were to differ significantly from our estimates, it could result in significant differences between actual and reported compensation expense for our unit and stock-based awards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2008. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

Commodity Price Risk

Our risk management activities primarily attempt to mitigate risks related to the purchase, storage, transport and sale of propane and are presented in our discussion of margins and are accounted for at cost. We generally purchase propane in the contract and spot markets from major domestic energy companies on a short-term basis. Our costs to purchase and distribute propane fluctuate with the movement of market prices. We enter into propane sales commitments with a portion of our retail customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment. We employ risk management activities that attempt to mitigate risks related to the purchase, storage, transport and sale of propane.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2008 and 2007, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $1.3 million and $0.8 million as of July 31, 2008 and 2007, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest Rate Risk

At July 31, 2008 and 2007, we had $361.0 million and $177.8 million, respectively, in variable rate credit facilities borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate credit facilities would result in a loss in future earnings of $3.6 million for fiscal 2009. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial

Statements and Financial Statement Schedules are hereby incorporated by reference. See Note O — Quarterly data (unaudited) — to our consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed by our management, with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the principal executive officer and principal financial officer of our general partner, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were designed to be and were effective as of July 31, 2008.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2008, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2008.

The effectiveness of our internal control over financial reporting for Ferrellgas Partners, L.P. and Ferrellgas, L.P., as of July 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports which are included herein.

During the most recent fiscal quarter ended July 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) or Rule 15d — 15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Overland Park, Kansas

We have audited the internal control over financial reporting of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended July 31, 2008 of the Partnership and our report dated September 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/  DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and Subsidiaries
Overland Park, Kansas

We have audited the internal control over financial reporting of Ferrellgas, L.P. and subsidiaries (“Ferrellgas”) as of July 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Ferrellgas’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Ferrellgas’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ferrellgas maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2008 of Ferrellgas and our report dated September 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 29, 2008

ITEM 9B.	OTHER INFORMATION.

Effective September 26, 2008 our general partner amended the Ferrell Companies, Inc. Supplemental Savings Plan, changing the vesting schedule of our matching contribution from seven years to five years. See Exhibit 10.32.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 26, 2008. Officers are appointed to their respective office or offices either annually or as needed. Directors are elected to their respective office or offices annually.

		Director	Executive
Name	Age	Since	Officer Since	Position

James E. Ferrell	68	1984	2000	Chairman and Chief Executive Officer
Stephen L. Wambold	40	N/A	2005	President and Chief Operating Officer
J. Ryan VanWinkle	35	N/A	2008	Chief Financial Officer, Vice President, Corporate Development and Treasurer
Jennifer A. Boren	39	N/A	2008	Vice President, Information Technology
Tod D. Brown	45	N/A	2006	Senior Vice President, Sales and Marketing and President, Blue Rhino
Eugene D. Caresia	44	N/A	2006	Vice President, Human Resources
George L. Koloroutis	47	N/A	2006	Vice President, Ferrell North America
William K. Hoskins	73	2003	N/A	Director
A. Andrew Levison	52	1994	N/A	Director
John R. Lowden	51	2003	N/A	Director
Michael F. Morrissey	66	1999	N/A	Director
Billy D. Prim	52	2004	N/A	Director
Elizabeth T. Solberg	69	1998	N/A	Director

James E. Ferrell — Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Directors of Ferrellgas, Inc. Under his leadership, Ferrellgas has grown from a small, independently owned propane company to one of the nation’s largest propane retailers. An active member of the retail propane industry, Mr. Ferrell is a past President of the World LP Gas Association and a former Chairman of the Propane Vehicle Council.

Stephen L. Wambold — Mr. Wambold joined our general partner as a General Manager in 1997, became Region Vice President in 2003, became Senior Vice President of Operations in 2005 and became President and Chief Operating Officer in 2006. Mr. Wambold obtained his Bachelor of Arts degree from Purdue University.

J. Ryan VanWinkle — Mr. VanWinkle joined our general partner in 1999 as a Senior Corporate Financial Analyst, became Manager of Acquisitions and Corporate Finance in 2001, became Manager of Finance and Investor Relations in 2003, became Director of Finance and Treasury in 2004, became Vice President, Finance and Corporate Development in 2007 and became Chief Financial Officer, Vice President, Corporate

Development and Treasurer in March 2008. Mr. VanWinkle obtained his Bachelor of Science degree in Accounting from the University of Missouri — Kansas City.

Jennifer A. Boren — Ms. Boren joined our general partner in 2006 as Director of Technical Services and became Vice President, Information Technology in September 2008. Prior to joining Ferrellgas, Ms. Boren worked in Information Technology at U.S. Central from 2001 to 2006, serving as Director of Information Technology Services and an officer of the company. Ms. Boren obtained a Bachelor of Business Administration degree in Management from Pittsburg State University.

Tod D. Brown — Mr. Brown joined our general partner as Senior Director of Sales — Blue Rhino in 2004, became Vice President of Sales — Blue Rhino in 2005, became Vice President — Blue Rhino in 2006, became Senior Vice President - Ferrellgas and President — Blue Rhino in April 2008 and became Senior Vice President — Sales and Marketing and President — Blue Rhino in August 2008. Prior to joining Ferrellgas, Mr. Brown served as Director of Category Sales for Shell Oil Company from 2002 to 2004. Mr. Brown obtained a Bachelor of Arts degree from Ball State University.

Eugene D. Caresia — Mr. Caresia joined our general partner as Director, Employee Development in 2002, became Director, Human Resources in 2004 and became Vice President, Human Resources in 2006. Mr. Caresia obtained a Master’s degree in Organizational Development and a Bachelor of Science degree, both from Brigham Young University.

George L. Koloroutis — Mr. Koloroutis joined our general partner in 1991 as Market Manager, became District Manager in 1995, became Area Manager in 1996, became Director of Wholesale and Supply in 1998, became Vice President, Supply and Distribution Supply in 1999 and became Vice President, Ferrell North America in 2005. Mr. Koloroutis is an active member of the propane industry, serving as a Councilor on the Propane Education & Research Council and a member of the National Propane Gas Association’s Infrastructure Task Force.

William K. Hoskins — Mr. Hoskins was appointed to the Board of Directors in 2003. He chairs the Board’s Corporate Governance and Nominating Committee, and also serves on its Audit Committee. He is a Partner of Resolution Strategies, LLP, a Portland, Oregon-based law firm and is President of Hoskins & Associates, a pharmaceutical and biotech consulting firm. Mr. Hoskins also serves on the Board of Directors of Sequella, Inc.

A. Andrew Levison — Mr. Levison has served on the Board of Directors since 1994 and is a member of the Board’s Compensation Committee. He is the Managing Partner of Southfield Capital Advisors, LLC, a Greenwich, Connecticut-based, private merchant banking firm and serves on the Boards of Directors of Presidio Partners, LLC, Telco Solutions III, LLC and the Levison/Present Foundation at Mount Sinai Hospital in New York City.

John R. Lowden — Mr. Lowden was appointed to the Board of Directors in 2003 and is a member of the Board’s Audit, Compensation and Corporate Governance and Nominating Committees. He is the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman of World Dryer Corporation and Metpar Industries, Inc., serves on the Board of Directors of Apparel Ventures Inc. and serves on the Board of Trustees of Wake Forest University.

Michael F. Morrissey — Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. He is the retired Managing Partner of Ernst & Young’s Kansas City, Missouri office. Mr. Morrissey currently serves on the Board of Directors and as Audit Committee Chairman of Westar Energy, Inc. and the boards of several private companies and not-for-profit organizations.

Billy D. Prim — Mr. Prim was appointed to the Board in 2004 following the transaction between Ferrellgas and Blue Rhino Corporation. Mr. Prim was the co-founder and President of Blue Rhino Corporation (formerly NASDQ: RINO). Mr. Prim is the Chief Executive Officer of Primo Water Corp.

Elizabeth T. Solberg — Ms. Solberg has served on the Board of Directors since 1998. She chairs the Board’s Compensation Committee and also serves on its Corporate Governance and Nominating Committee.

Ms. Solberg formerly served as Regional President and Senior Partner at Fleishman-Hillard, Inc., for seven years and now serves as senior counselor for the firm, the largest public relations firm in North America. Ms. Solberg also serves on the Boards of Directors of Midwest Air Group, Inc. and numerous other civic organizations.

Corporate Governance

The limited partnership agreements of Ferrellgas Partners and the operating partnership provide for each partnership to be governed by a general partner rather than a board of directors. Through these partnership agreements, Ferrellgas, Inc. acts as the general partner of both Ferrellgas Partners and the operating partnership and thereby manages and operates the activities of Ferrellgas Partners and the operating partnership. Ferrellgas, Inc. anticipates that its activities will be limited to the management and operation of the partnerships. Neither Ferrellgas Partners nor the operating partnership directly employs any of the persons responsible for the management or operations of the partnerships, rather, these individuals are employed by the general partner.

The Board of Directors of our general partner has adopted a set of Corporate Governance Guidelines for the Board and charters for its Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee. A current copy of these Corporate Governance Guidelines and charters, each of which were adopted and approved by the entire Board, are available, free of charge, to our security holders and other interested parties on our website at www.ferrellgas.com (under the caption “Investor Relations”) and are also available in print to any unitholder or other interested parties who request it. Requests for print copies should be directed to:

Ferrellgas, Inc.
Attention: Investor Relations
7500 College Boulevard, Suite 1000
Overland Park, Kansas 66210
913-661-1533
investors@ferrellgas.com.

Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference into this report herein, are not part of this report and are not incorporated by reference into this report.

Additionally, the Board has affirmatively determined that Messrs. Hoskins, Levison, Lowden, Morrissey and Ms. Solberg, who constitute a majority of its Directors, are “independent” as described by the New York Stock Exchange’s (“NYSE”) corporate governance rules. In conjunction with regular Board meetings, these five non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consolation with the presiding director and the Chairman of the Board.

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. James E. Ferrell will submit his Annual CEO Certification for 2008 to the NYSE by November 30, 2008.

Audit Committee

The Board has a designated Audit Committee established in accordance with the Exchange Act comprised of Messrs. Morrissey, Hoskins and Lowden. Mr. Morrissey is the chairman of the Audit Committee and has been determined by the board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the New York Stock Exchange and the SEC, requires that members of the Audit Committee satisfy “independence” requirements as set out by the New York Stock Exchange. The Board has

determined that all of the members of the Audit Committee are independent as described under the relevant standards.

The Audit Committee charter requires the Audit Committee to pre-approve all engagements with any independent auditor, including all engagements regarding the audit of the financial statements of each Ferrellgas Party and all permissible non-audit engagements with the independent auditor.

Limitation on Directors Participating on Audit Committees

The Board has adopted a policy limiting the number of public-company audit committees its directors may serve on to three at any point in time. If a director desires to serve on more than three public-company audit committees, he or she must first obtain the written permission of the Board.

Corporate Governance and Nominating Committee

The Board has a designated Corporate Governance and Nominating Committee, comprised of Messrs. Hoskins, Lowden and Ms. Solberg. Mr. Hoskins is the chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards.

Compensation Committee

The Board has a designated Compensation Committee, comprised of Ms. Solberg, Messrs. Levison and Lowden. Ms. Solberg is chair of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisors as it deems necessary or appropriate.

Disclosure about our Security Holders’ and Interested Parties’ Ability to Communicate with the Board of Directors of our General Partner

The Board of Directors of our general partner has a process by which security holders and interested parties can communicate with it. Security holders and interested parties can send communications to the Board by contacting our Investor Relations department by mail, telephone or e-mail at:

Ferrellgas, Inc.
Attention: Investor Relations
7500 College Boulevard, Suite 1000
Overland Park, Kansas 66210
913-661-1533
investors@ferrellgas.com.

Any communications directed to the Board of Directors from employees or others that concern complaints regarding accounting, internal controls or auditing matters will be handled in accordance with procedures adopted by the Audit Committee. All other communications directed to the Board of Directors are initially reviewed by the Investor Relations Department. The Chairman of the Corporate Governance Committee is advised promptly of any such communication that alleges misconduct on the part of management or raises legal, ethical or compliance concerns about the policies or practices of the general partner. On a periodic basis, the Chairman of the Corporate Governance Committee receives updates on other communications that raise issues related to the affairs of the Partnership but do not fall into the two prior categories. The Chairman of the Corporate Governance Committee determines which of these communications require further review. The Corporate Secretary maintains a log of all such communications that is available for review for one year upon request of any member of the Board. Typically, the general partner does not forward to the Board of Directors communications from unitholders or other parties which are of a personal nature or are not related to the duties and responsibilities of the Board, including junk mail, customer complaints, job inquiries, surveys and polls, and business solicitations.

Code of Ethics for Principal Executive and Financial Officers and Code of Business Conduct and Ethics

The Board has adopted a Code of Ethics for our general partner’s principal executive officer, principal financial officer, principal accounting officer or those persons performing similar functions. Additionally, the Board has adopted a general Code of Business Conduct and Ethics for all of our general partner’s directors, officers and employees. These codes, which were adopted and approved by the entire Board, are available to our security holders and other interested parties at no charge on our website at www.ferrellgas.com (under the caption “Investor Relations”) and are also available in print to any security holder or other interested parties who requests it. Requests for print copies should be directed to:

Ferrellgas, Inc.
Attention: Investor Relations
7500 College Boulevard, Suite 1000
Overland Park, Kansas 66210
913-661-1533
investors@ferrellgas.com.

Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference into this report herein, are not part of this report and are not incorporated by reference into this report.

We intend to disclose, within four business days, any amendment to the code of business conduct and the Code of Ethics on our website. Any waivers from the Code of Ethics will also be disclosed on our website.

Compensation of our General Partner

Our general partner receives no management fee or similar compensation in connection with its management of our business and receives no remuneration other than:

•	distributions on its combined approximate 2% general partner interest in Ferrellgas Partners and the operating partnership; and

•	reimbursement for:

•	all direct and indirect costs and expenses incurred on our behalf;

•	all selling, general and administrative expenses incurred by our general partner on our behalf; and

•	all other expenses necessary or appropriate to the conduct of our business and allocable to us.

The selling, general and administrative expenses reimbursed include specific employee benefits and incentive plans for the benefit of the executive officers and employees of our general partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner’s officers and directors, and persons who beneficially own more than 10% of our common units, to file reports of beneficial ownership and changes in beneficial ownership of our common units with the SEC. These persons are also required by the rules and regulations promulgated by the SEC to furnish our general partner with copies of all Section 16(a) forms filed by them. These forms include Forms 3, 4 and 5 and any amendments thereto.

Based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2008 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the compensation committee has determined that this Compensation Discussion and Analysis should be included in this report.

Submitted by:
A. Andrew Levison
John R. Lowden
Elizabeth T. Solberg

Compensation Discussion and Analysis

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2008, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2008, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2008 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2008 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Compensation Objectives

We believe an effective executive compensation package should link total compensation to overall financial performance and to the achievement of both short and long term strategic, operational and financial goals. The elements of our compensation program are intended to provide a total reward package to our NEOs that (i) provides competitive compensation opportunities, (ii) recognizes individual contribution, (iii) attracts, motivates and retains highly-talented executives, and (iv) aligns executive performance toward the creation of sustained unitholder value rather than the achievement of short-term goals that might be inconsistent with the creation of long-term unitholder value.

Components of Named Executive Officer Compensation

James E. Ferrell and Stephen L. Wambold, with the assistance of the Vice President of Human Resources, formulate preliminary compensation recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist James E. Ferrell, Stephen L. Wambold and the Compensation Committee, the Vice President of Human Resources utilizes compensation survey data provided by the consulting firms of Hewitt Associates, Towers Perrin, and Mercer Human Resources Consulting to provide market data that is used to create benchmarks for overall NEO compensation.

We use the following benchmarking components in setting compensation levels, determining awards under our option plans and setting director compensation levels:

•	companies in our industry or related industries (oil and gas, gas utilities, master limited partnerships);

•	companies identified as our peer group of competitors;

•	companies with similar total sales;

•	companies with similar net income; and

•	companies with similar market value.

Companies included in the above benchmarking groups are as follows:

•	WPS Resources Corp.

•	Enbridge Energy Partners

•	Energy Transfer Partners

•	UGI Corp.

•	Sunoco Logistics Partners

•	New Jersey Resources Corp.

•	Amerigas Partners

•	Piedmont Natural Gas Co.

•	Suburban Propane Partners

•	Laclede Group Inc.

•	WGL Holdings Inc.

•	Star Gas Partners

•	Inergy L.P.

•	South Jersey Industries Inc.

•	Alliance Resource Partners

•	Oneok Partners

During fiscal 2008, elements of compensation for our NEOs consisted of the following:

•	base salary;

•	discretionary bonus;

•	non-equity incentive plan;

•	stock and unit option plans;

•	employee stock ownership plan;

•	deferred compensation plans; and

•	employment and change-in-control agreements.

Base Salary

James E. Ferrell and Stephen L. Wambold, with the assistance of the Vice President of Human Resources, formulate preliminary base salary recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist James E. Ferrell, Stephen L. Wambold and the Compensation Committee, the Vice President of Human Resources utilizes compensation survey data provided by the consulting firms of Hewitt Associates, Towers Perrin, and Mercer Human Resources Consulting to provide market data that is used to create benchmarks for each NEO’s base salary. The amount of salary paid to each NEO during fiscal year 2008 is displayed in the “Salary” column of the Summary Compensation Table.

Discretionary Bonus

James E. Ferrell and Stephen L. Wambold have the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including themselves. These awards are designed to reward performance by an NEO that James E. Ferrell and Stephen L. Wambold believe exceeded expectations in operational or strategic objectives during the last fiscal year. The amount of discretionary bonus paid to each NEO for fiscal 2008 is displayed in the “Bonus” column of the Summary Compensation Table.

Non-Equity Incentive Plan

Each NEO participates in the general partner’s Corporate Incentive Plan. The purpose of this plan is to provide an incentive for NEOs to meet or exceed annual profitability targets that are consistent with the company’s overall long term strategy to increase unitholder value. Our Compensation Committee utilizes compensation survey data provided by the consulting firms of Hewitt Associates, Towers Perrin, and Mercer Human Resources Consulting to assist in assigning an appropriate incentive target for each NEO. The amount of corporate incentive plan paid to each NEO for fiscal 2008 is displayed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

This plan awards a cash payment to the NEO if operating cash flow before incentive expense (“Incentive OCF”) targets are achieved for the fiscal year. Each NEO’s incentive target is computed as a percentage of their base salary. For fiscal 2008 this percentage was as follows:

% of Salary
Named Executive Officer	Incentive Target

James E. Ferrell	100%
Stephen L. Wambold	100%
J. Ryan VanWinkle	55%
Kevin T. Kelly	55%
Tod D. Brown	45%
George L. Koloroutis	45%

Awards under the plan are based on total company Incentive OCF. Total company actual Incentive OCF as a percentage of total company target Incentive OCF will result in incentive target potential payouts as provided in the table below. No payout will be made if actual Incentive OCF is less than 85% of targeted Incentive OCF.

Percent of Planned	Incentive Target
Incentive OCF Achieved	Potential

85%	12.5%
90%	25.0%
95%	50.0%
100%	100.0%
105%	125.0%
110% and above	150.0%

For fiscal 2008, the percent of targeted total company Incentive OCF achieved fell below the 85% range, resulting in no corporate incentive plan payout to any of our NEOs. For Incentive Plan purposes, total company actual Incentive OCF was computed as follows:

(In thousands)

Net earnings	$24,689
Add:
Depreciation & amortization expense	85,521
Interest expense & income	85,673
Employee stock ownership plan compensation charge	12,413
Loss on disposal of assets and other	11,250
Unit and stock based compensation charge	1,816
Income tax expense	82
Minority interest	497

Operating cash flow	221,941
Incentive expense	2,948

Incentive OCF	$224,889

Other than James E. Ferrell, each NEO’s manager has the authority to withhold up to 50% of the NEO’s incentive payout at the manager’s sole discretion.

Stock and Unit Option Plans

We have two option plans available for participation by our NEOs, the “Ferrell Companies Incentive Compensation Plan” and the “Ferrellgas Unit Option Plan.” The amount of compensation cost related to these plans incurred for each NEO during fiscal 2008 is displayed in the “Option Awards” column of the Summary Compensation Table.

Ferrell Companies Incentive Compensation Plan (“ICP”) — The Ferrell Companies, Inc. 1998 Incentive Compensation Plan was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. The Ferrell Companies stock options vest over periods ranging from 0 to 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies debt, but in no event later than 20 years from the date of issuance.

The ICP option granting policy allows for the granting of options on September 1 and March 1 of each year. These dates correspond with a semi-annual valuation that is performed on Ferrell Companies, which is a privately held company, by an independent third party valuation firm. The strike price of options granted on these dates is based upon these semi-annual valuations. All other terms of option awards including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which consists of James E. Ferrell, Stephen L. Wambold, J. Ryan VanWinkle, and the Vice President of Human Resources. Awards granted to NEOs must also be approved by the Compensation Committee of the Board of Directors. Generally, awards granted to NEOs vest over five years and expire ten years from grant date. To assist the ICP Option Committee and the Compensation Committee of the Board of Directors in determining the quantity of options to grant to an NEO, the Vice President of Human Resources utilizes compensation survey data provided by the consulting firms of Hewitt Associates, Towers Perrin, and Mercer Human Resources Consulting to provide market data that is used to create recommended ranges of total option ownership by executive position. For fiscal 2008 the range of total option ownership recommended levels were as follows:

Recommended Range
Executive Position Description	of Options

Chairman and Chief Executive Officer	500,000 - 1,000,000
President	250,000 - 750,000
Executive Officers	125,000 - 500,000

Ferrellgas Unit Option Plan (“UOP”) — The Second Amended and Restated Ferrellgas Unit Option Plan grants employees of our general partner unit options to purchase our common units. The purpose of the UOP is to encourage certain employees of our general partner to develop a proprietary interest in our growth and performance, to generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our unitholders.

This plan is authorized to issue options in common units to employees of the general partner or its affiliates. The Board of Directors of the general partner administers the authorization of grants and sets the unit option price and vesting terms. In general, the options currently outstanding vest over a five year period and expire on the tenth anniversary date of the grant. There have been no awards granted pursuant to the UOP since fiscal 2001.

Employee Stock Ownership Plan (“ESOP”)

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the total shares allocated to each NEO for fiscal 2008 is included in the “All Other Compensation” column of the Summary Compensation Table.

Twice a year and in accordance with the ESOP, each NEO’s ESOP account receives an allocation of Ferrell Companies shares. This allocation, as determined by the ESOP, is based on the following: a) the percentage of the NEO’s base salary, discretionary bonus, and corporate incentive plan paid during the period, subject to certain Section 415 IRS limitations, and b) shares owned from previous allocations. NEOs vest in their account balances as follows:

Number of Completed Years of Service	Vested Percent

Less than 3 years	0%
3 years	20%
4 years	40%
5 years	60%
6 years	80%
7 years or more	100%

NEOs are entitled to receive a distribution for the vested portion of their accounts at specified times in accordance with the ESOP for normal or late retirement, disability, death, resignation, or dismissal.

Deferred Compensation Plans

Two deferred compensation plans are available for participation by our NEOs, the “Defined Contribution Profit Sharing Plan” and the “Supplemental Savings Plan.” The amount of company match related to these plans paid to each NEO during fiscal 2008 is included in the “All Other Compensation” column of the Summary Compensation Table.

Defined Contribution Profit Sharing Plan (“401(k) Plan”) — The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan, which includes both employee contributions and employer matching contributions. All full-time employees of Ferrell Companies, including NEOs, or any of its direct or indirect wholly-owned subsidiaries are eligible to participate in this plan. This plan has a 401(k) feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to this plan. This plan provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to this plan.

Our contributions to the profit sharing portion of this plan have been suspended since 1998, however, this plan also provides for matching contributions under a cash or deferred arrangement based upon the participant salary and employee contributions to this plan. Due to Internal Revenue Code “Highly Compensated Employee” rules and regulations, NEOs may only contribute up to approximately 5% of their eligible compensation to this plan. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the Supplemental Savings Plan (see below) combined. Employee contributions are 100% vested, while the company’s matching contribution vests ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by this plan.

Supplemental Savings Plan (“SSP”) — The Ferrell Companies, Inc. Supplemental Savings Plan was established October 1, 1994 in order to provide certain management or highly compensated employees with supplemental retirement income which is approximately equal in amount to the retirement income that would have been provided to members of the select group of employees under the terms of the 401(k) feature of the 401(k) Plan (see above) based on such members’ deferral elections thereunder, but which could not be provided under the 401(k) feature of the 401(k) Plan due to the application of certain “Highly Compensated Employee” IRS rules and regulations.

This non-qualified plan is available to all employees who have been designated as “Highly Compensated” as defined in the Internal Revenue Code. NEOs are allowed to make, subject to Internal Revenue Code limitations, pre-tax contributions to the SSP of up to 25% of their eligible compensation. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the 401(k) Plan (see above) combined. Employee contributions are 100% vested, while our matching contribution vests ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by the SSP.

Employment and Change-in-Control Agreements

The independent members of the Board of Directors of our general partner have authorized the general partner to enter into an Employment, Confidentiality and Non-compete agreement with James E. Ferrell. The purpose for entering into this agreement is to secure James E. Ferrell’s employment and protect the confidentiality of our proprietary information.

The independent members of the Board of Directors of our general partner have authorized the general partner to enter into Change-in-Control Agreements with each of our NEOs. The purpose for entering into these agreements is to (i) encourage and motivate NEOs to remain employed and focused on the business during a potential change in control, (ii) motivate NEOs to make business decisions that are in the best interest of the company, and (iii) ensure that NEOs conduct appropriate due diligence and effectively integrate companies in the event of an acquisition.

Summary Compensation Table

The following table sets forth the compensation for the last two fiscal years of our general partner’s NEOs:

					(1)	Non-Equity	(2)
					Option	Incentive Plan	All Other
		Salary		Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)

James E. Ferrell	2008	810,448	(3)	—	85,752	—	5,500	901,700
Chairman and Chief	2007	648,775	(3)	—	114,417	—	60,773	823,965
Executive Officer
J. Ryan VanWinkle	2008	227,492		100,000	117,889	—	27,826	473,207
Chief Financial Officer, Vice President, Corporate Development and Treasurer
Kevin T. Kelly(4)	2008	433,083		—	288,503	—	28,025	749,611
Senior Vice President and	2007	332,929		107,875	74,310	92,125	27,999	635,238
Chief Financial Officer
Stephen L. Wambold	2008	491,685		300,000	424,742	—	42,159	1,258,586
President and Chief	2007	407,115		150,000	307,467	150,000	19,282	1,033,864
Operating Officer
Tod D. Brown	2008	242,115		125,000	306,500	—	37,837	711,452
Senior Vice President,	2007	215,446		50,500	116,095	49,500	22,982	454,523
Sales and Marketing and President, Blue Rhino
George L. Koloroutis	2008	248,426		100,000	244,394	—	30,565	623,385
Vice President, Ferrell	2007	226,253		16,113	73,855	233,888	65,035	615,144
North America

(1)	See Note B — Summary of significant accounting policies (16) Stock-based compensation — to our consolidated financial statements for information concerning these awards.

(2)	All Other Compensation consisted of the following:

		ESOP	401(k) Plan		Relocation	Total All Other
		Allocations	Match	SSP Match	Reimbursements	Compensation
Name	Year	($)	($)	($)	($)	($)

James E. Ferrell	2008	—	5,500	—	—	5,500
	2007	—	5,417	55,356	—	60,773
J. Ryan VanWinkle	2008	18,047	6,112	3,667	—	27,826
Kevin T. Kelly	2008	26,975	1,050	—	—	28,025
	2007	9,782	6,717	11,500	—	27,999
Stephen L. Wambold	2008	25,075	9,250	7,834	—	42,159
	2007	9,782	7,500	2,000	—	19,282
Tod D. Brown	2008	22,666	8,063	7,108	—	37,837
	2007	9,197	7,619	6,166	—	22,982
George L. Koloroutis	2008	25,669	3,646	1,250	—	30,565
	2007	9,613	2,981	4,025	48,416	65,035

(3)	Included in this amount is $120,000 of compensation for James E. Ferrell’s role as Chairman of the Board of Directors.

(4)	Kevin T. Kelly resigned from his position as Senior Vice President and Chief Financial Officer effective March 28, 2008.

Grants of Plan-Based Awards

The following table lists information on our general partner’s NEOs grants of plan based awards during the fiscal year ended July 31, 2008:

Ferrell Companies Incentive Compensation Plan

		All Other
		Option
		Awards:
		Number of	Exercise or
		Securities	Base Price
		Underlying	of Option	Grant Date Fair
	Grant	Options	Awards	Value of Award
Name	Date	(#)	($/Share)	($)

J. Ryan VanWinkle (1)	9/1/2007	25,000	16.60	87,250
(1)	3/1/2008	100,000	17.01	305,516
Kevin T. Kelly (1)	9/1/2007	150,000	16.60	523,500
Stephen L. Wambold (1)	9/1/2007	150,000	16.60	523,500
Tod D. Brown (1)	9/1/2007	125,000	16.60	436,250
George L. Koloroutis (1)	9/1/2007	125,000	16.60	436,250

(1)	Grant vests ratably over five years and expires in ten years.

Outstanding Equity Awards at Fiscal Year End

The following tables list information concerning our general partner’s NEOs outstanding equity awards as of July 31, 2008:

Ferrell Companies Incentive Compensation Plan

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
Name	(#) Exercisable	(#) Unexercisable	Price ($)	Expiration Date

James E. Ferrell	750,000	—	4.28	12/15/2015
	200,000	—	12.80	8/15/2015
J. Ryan VanWinkle	—	10,000	8.02	3/12/2018
	—	7,500	11.78	9/15/2019
	—	10,000	12.80	8/15/2015
	—	25,000	16.60	9/1/2017
	—	100,000	17.01	3/1/2018
Kevin T. Kelly	97,500	52,500	4.10	8/19/2013
	6,500	3,500	4.75	7/31/2014
	35,750	29,250	4.12	5/1/2015
	11,250	13,750	4.28	12/15/2015
	52,500	60,000	12.80	8/15/2015
	—	150,000	16.60	9/1/2017
Stephen L. Wambold	11,375	6,125	4.10	12/2/2013
	1,250	3,750	8.02	1/31/2018
	10,500	42,000	11.78	5/1/2019
	56,250	75,000	12.80	8/15/2015
	40,000	160,000	14.87	9/15/2016
	—	150,000	16.60	9/1/2017
Tod D. Brown	2,400	1,600	11.78	9/15/2014
	4,000	6,000	12.80	8/15/2015
	6,000	9,000	14.04	4/15/2016
	9,200	36,800	14.87	9/15/2016
	10,000	40,000	15.04	2/1/2017
	—	125,000	16.60	9/1/2017
George L. Koloroutis	—	35,000	4.10	8/19/2013
	—	10,000	4.75	7/31/2014
	—	25,000	8.02	1/31/2018
	—	55,000	14.87	9/15/2016
	—	125,000	16.60	9/1/2017

Ferrellgas Unit Option Plan

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
Name	(#) Exercisable	(#) Unexercisable	Price ($)	Expiration Date

Kevin T. Kelly	57,000	—	17.90	4/19/2011

Option Exercises

There were no unit or stock based options exercised by NEOs during fiscal 2008.

Nonqualified Deferred Compensation

The following table lists information concerning our general partner’s NEOs nonqualified SSP account activity during the fiscal year ended July 31, 2008:

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance at
	Contributions	Contributions	Earnings	Withdrawals/	Last FYE
	in Last FY	in Last FY(1)	in Last FY	Distributions	(2)
Name	($)	($)	($)	($)	($)

James E. Ferrell	200,789	—	75,545	—	1,110,603
J. Ryan VanWinkle	7,500	3,667	(580)	—	21,356
Kevin T. Kelly	50,353	—	(31,112)	—	510,007
Stephen L. Wambold	42,084	7,834	551	—	63,361
Tod D. Brown	17,106	7,108	(2,305)	—	48,086
George L. Koloroutis	16,283	1,250	(7,789)	—	143,133

(1)	Amounts are included in the Summary Compensation Table above.

(2)	The portion of this amount representing registrant contributions made in years prior was previously reported as compensation to the NEO in the Summary Compensation Table for previous years.

Other Potential Post-Employment Payments

The independent members of the Board of Directors of our general partner have authorized our general partner to enter into an employment agreement with James E. Ferrell. Pursuant to the employment agreement Mr. Ferrell is entitled to:

•	his annual salary;

•	an annual bonus, the amount to be determined at the sole discretion of the independent members of the Board of Directors of our general partner; and

•	an incentive bonus equal to 0.5% of the increase in the equity value of Ferrell Companies from July 31, 1998 to July 31, 2005.

The incentive bonus is payable upon the termination of Mr. Ferrell’s employment agreement. The value of this bonus at July 31, 2008 was $1.1 million.

In addition to the compensation described above, Mr. Ferrell participates in our various employee benefit plans, with the exception of the Employee Stock Ownership Plan.

Pursuant to the terms of Mr. Ferrell’s employment agreement, in the event of death, permanent disability, a termination without cause, resignation for cause or a change of control of Ferrell Companies or our general partner, Mr. Ferrell is entitled to health, accident and life insurance benefits for a period of six months, a cash termination benefit payable within 30 days equal to three times the greater of 125% of his current base salary or the average compensation paid to him for the prior three fiscal years and is entitled to additional gross-up payments on any payment subject to excise tax. The value of this termination benefit at July 31, 2008 was approximately $3.1 million.

Mr. Ferrell’s agreement also contains a non-compete provision for the period of time, following his termination of employment, equal to the greater of five years or the time in which certain outstanding debt of Ferrell Companies is paid in full. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to ours and that he shall not directly or indirectly attempt to induce any employee (subject to modifications made for certain employees in the Waiver to Employment Confidentiality, and Non-Compete Agreement dated

December 19, 2006) of Ferrellgas to leave the employ of Ferrellgas or in any way interfere with the relationship between Ferrellgas and any employee.

The members of the Board of Directors Compensation Committee have authorized us and our general partner to enter into a Change-in-Control Agreement with each of our NEOs. Pursuant to the terms of the agreement, a change in control is defined as:

(i) any merger or consolidation of Ferrellgas, Inc. in which such entity is not the survivor;

(ii) any sale of all or substantially all of the common stock of Ferrell Companies by the Employee Stock Ownership Trust;

(iii) a sale of all or substantially all of the common stock of Ferrellgas, Inc.;

(iv) a replacement of Ferrellgas, Inc. as the general partner of Ferrellgas Partners, L.P.;

(v) a public sale of at least 51 percent of the equity of Ferrell Companies; or

(vi) such other transaction designated as a change in control by the Board.

Should a termination of employment occur resulting from a change in control, each of our NEOs except Kevin T. Kelly will be entitled to:

(a) a payment equal to two times the NEO’s annual base salary in effect immediately prior to the change in control; this amount would be paid in substantially equal monthly installments over a two year timeframe beginning within five days following the termination date;

(b) a payment equal to two times the NEO’s target bonus, at his target bonus rate in effect immediately prior to the change in control; this amount would be paid in substantially equal monthly installments over a two year timeframe beginning within five days following the termination date;

(c) COBRA reimbursements for two years following the termination; and

(d) professional outplacement services for a period of not more than one year following the termination date.

The value of these payments at July 31, 2008 would be:

	Two Times Annual	Two Times Target
NEO	Base Salary ($)	Bonus ($)

James E. Ferrell(1)	1,650,000	1,650,000
J. Ryan VanWinkle	550,000	302,500
Stephen L. Wambold	1,000,000	1,000,000
Tod D. Brown	490,000	220,500
George L. Koloroutis	500,000	225,000

(1)	As discussed above, James E. Ferrell’s employment agreement contains a separate change-in-control provision which is currently valued at an additional $3.1 million.

Compensation of Directors

We believe our director compensation package should compensate our directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and option awards. Total compensation awarded to our directors varies depending upon their level of activity within the Board. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual board member.

Director “ICP” option awards are determined as follows:

•	non-management, non-board committee chairpersons have the option to receive either $4,000 of additional cash compensation annually or 5,000 fully vested options;

•	the chairperson of the Audit Committee has the option to receive either $14,000 of additional cash compensation annually or 15,000 fully vested options;

•	the chairpersons of the Compensation and Governance Committees have the option to receive either $9,000 of additional cash compensation annually or 10,000 fully vested options; and

•	additional option awards may be granted for other activities.

With the assistance of the Vice President of Human Resources, James E. Ferrell formulates preliminary annual director fee and option awards recommendations for each board member. These recommendations are subject to review and approval by the Compensation Committee. To assist James E. Ferrell and the Compensation Committee, the Vice President of Human Resources utilizes publicly available board of director compensation data within our industry, as compiled by Mercer Human Resources Consulting, to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package. Option awards are dependent upon the director’s level of participation on the Board with option ownership targets ranging from 25,000 to 50,000 options.

The following table sets forth the compensation for the last completed fiscal year of our general partner’s Board of Directors.

	Fees
	Earned or
	Paid in	Option	All Other
	Cash	Awards(4)	Compensation	Total
Name	($)	($)	($)	($)

William K. Hoskins(1)	61,192	—	—	61,192
A. Andrew Levison(2)	40,500	3,152	—	43,652
John R. Lowden(2)	63,442	3,152	—	66,594
Michael F. Morrissey(3)	98,517	3,152	—	101,669
Billy D. Prim(2)	40,500	7,969	—	48,469
Elizabeth T. Solberg(1)	40,500	—	—	40,500

(1)	At July 31, 2008 this director had 35,000 ICP options outstanding.

(2)	At July 31, 2008 this director had 30,000 ICP options outstanding.

(3)	At July 31, 2008 this director had 40,000 ICP options outstanding.

(4)	See Note B — Summary of significant accounting policies (16) Unit and stock-based compensation — to our consolidated financial statements for information concerning these awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of August 31, 2008, regarding the beneficial ownership of our common units by:

•	persons that own more than 5% of our common units;

•	persons that are directors, nominees or named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

		Units
		Beneficially	Percentage
Title of Class	Name and Address of Beneficial Owner	Owned	of Class

Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th Floor Chicago, Ill. 60603	20,327,666	32.3
	James E. Ferrell 7500 College Blvd. Suite 1000 Overland Park, KS. 66210	4,333,475	6.9
	J. Ryan VanWinkle	—	*
	Kevin T. Kelly	57,000	*
	Stephen L. Wambold	—	*
	Tod D. Brown	—	*
	George L. Koloroutis	—	*
	William K. Hoskins	22,000	*
	A. Andrew Levison	39,300	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	1,000	*
	Billy D. Prim	412,155	*
	Elizabeth T. Solberg	8,431	*
	All Directors and Executive Officers as a Group	4,821,361	7.7

*	Less than one percent

Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof, and/or to dispose or direct the disposition thereof, or has the right to acquire either of those powers within 60 days. See the “Executive Compensation — Outstanding Equity Awards at Fiscal Year End — Ferrellgas Unit Option Plan” table above for the number of common units that could be acquired by each named executive officer through exercising common unit options.

All common stock of Ferrell Companies, Inc. (“FCI shares”) held in the Ferrell Companies, Inc. Employee Stock Ownership Trust (“Trust”) is ultimately voted by the appointed trustee. The current independent trustee of the Trust is GreatBanc Trust Company. Each participant in the Ferrell Companies, Inc. Employee Stock Ownership Plan (“ESOP”) may be entitled to direct the Trustee as to the exercise of any voting rights attributable to FCI shares allocated to their ESOP account, but only to the extent required by Sections 401(a)(22) and 409(e)(3) of the Internal Revenue Code and the regulations thereunder (the “Code”). The ESOP plan administrator shall direct the Trustee how to vote both FCI shares not allocated to plan participants (i.e., held in a Trust suspense account) and any allocated FCI shares in the Trust as to which no voting instructions have been received from participants. In all cases, the Trustee may vote the shares as it determines is necessary to fulfill its fiduciary duties under ERISA.

As it relates to the Trust, the Code provides that an ESOP participant may be entitled to direct the Trustee as to the exercise of any voting rights attributable to FCI shares then allocated to their ESOP account with respect to any corporate matters which involves the voting of such shares with respect to the approval or disapproval of any corporate merger or consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business, or such similar transaction as the Secretary may prescribe in regulations.

The common units owned by the Employee Stock Ownership Trust includes 20,080,776 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our Second Amended and Restated Ferrellgas Unit Option Plan as of July 31, 2008. This plan is our only equity compensation plan that grants equity of Ferrellgas Partners to its participants. In addition to the information set forth below, see Note B — Summary of significant accounting policies (16) Unit and stock based compensation — to our consolidated financial statements for additional information about the plan.

Number of Common Units
	Number of Common	Weighted-Average	Remaining Available for Future
	Units to be Issued	Exercise Price of	Issuance Under Equity
	Upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in the First Column)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	61,700	$17.92	273,926	(2)

Total	61,700	$17.92	273,926

(1)	The Second Amended and Restated Ferrellgas Unit Option Plan did not require approval by the security holders.

(2)	This number may be increased upon the occurrence of particular events. See narrative below.

The Second Amended and Restated Ferrellgas Unit Option Plan was initially adopted by the Board of Directors of our general partner. The plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan by our common unitholders was not required.

The purpose of the plan is to encourage selected employees of our general partner to:

•	develop a proprietary interest in our growth and performance;

•	generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our common unitholders; and

•	enhance our ability to attract and retain key individuals who are essential to our progress, growth and profitability, by giving these individuals the opportunity to acquire our common units.

The plan is to be administered by the Compensation Committee of the Board of our general partner. The Compensation Committee has designated an employee committee to recommend to it at various times throughout the year the number of unit options to be granted and to whom such unit options should be granted. The Compensation Committee then votes upon such recommendations.

Subject to the terms of the plan and applicable law, the administrator of the plan has the sole power, authority and discretion to:

•	designate the employees who are to be participants in the plan;

•	determine the number of unit options to be granted to an employee;

•	determine the terms and conditions of any unit option;

•	interpret, construe and administer the plan and any instrument or agreement relating to a unit option granted under the plan;

•	establish, amend, suspend, or waive such rules and regulations and appoint such agents as it deems appropriate for the proper administration of the plan;

•	make a determination as to the right of any person to receive payment of (or with respect to) a unit option; and

•	make any other determinations and take any other actions that the administrator deems necessary or desirable for the administration of the plan.

Generally, all of the directors, officers, and other employees of our general partner, or an affiliate of our general partner, are eligible for participation in the plan. Grants to a member of the Board or the option committee are permitted provided that the grantee recuses themselves from the vote relating to such unit option grant. Grants may be made to the same employee on more than one occasion and the terms and provisions of grants to the same employee or to different employees need not be the same. The plan allows for the granting of only non-qualified unit options and in no event shall the term of any unit option exceed a period of ten years from the date of its grant. Unit options, to the extent vested as of the date the holder thereof ceases to be an employee of our general partner or one of its affiliates, will remain the property of the holder until the unit options are exercised or expire. Unit options, to the extent not vested as of the date the holder ceases to be an employee, are automatically canceled. Unit options or rights thereunder are not assignable, alienable, saleable or transferable by a holder otherwise than by will or by the laws of descent and distribution. It is intended that the plan and any unit option granted to a person subject to Section 16 of the Exchange Act meet all of the requirements of Rule 16b-3 of the Exchange Act.

To comply with the rules of the New York Stock Exchange, no single officer or director of our general partner may acquire under the plan more than 314,895 common units. In addition, all common units available for issuance under this plan, whether to directors or officers of our general partner or to any other persons, together with any common units available for issuance under any other employee benefit plan, of which there are currently none, may not exceed an aggregate total of 1,574,475 common units.

Although the number of unit options currently available for issuance under the plan is limited to 1,350,000, under particular circumstances that would result in a significant dilution of the rights of the participants in the plan, the administrator of the plan may make appropriate adjustments in the maximum number of common units issuable under the plan to reflect the effect of such circumstance and may make appropriate adjustments to the number of common units subject to, and/or the exercise price of, each outstanding unit option.

The administrator of the plan has the discretion to cancel all or part of any outstanding unit options at any time. Upon any such cancellation we will pay to the holder with respect to each cancelled unit option an amount in cash equal to the excess, if any, of (i) the fair market value of a common unit, at the effective date of such cancellation, over (ii) the unit option exercise price. In addition, the administrator has the right to alter or amend the plan or any part thereof from time to time; provided, however, that no change in any unit option already granted may be made which would impair the rights of the holder thereof without the consent of the holder. The administrator may also in its discretion terminate the plan at any time with respect to any common units for which a unit option has not yet been granted. There is currently no fixed termination date for the plan. If a plan for our complete dissolution is adopted or our unitholders approve an agreement for our sale or disposition of all or substantially all of our assets, then upon such adoption or approval all or a portion, in the sole discretion of the administrator, of a holder’s unit options outstanding as of the date of that adoption or approval shall be immediately and fully vested and exercisable and may be exercised within one year from the date of that adoption or approval.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Our written Code of Business Conduct and Ethics applies to our directors, officers and employees. It deals with conflicts of interest, confidential information, use of company assets, business dealings, and other similar topics. The Code prohibits any transaction that raises questions of possible ethical or legal conflict between the interests of the company and an employee’s personal interests.

The board of directors maintains an affiliate trading policy and other policies that govern specific related party transactions. Each of these policies contain guidelines on what entities or natural persons are considered related parties or an affiliate and the related procedures that are to be followed if transactions occur with these parties. On a quarterly basis, or more frequently if required by the policies, management provides the board with a discussion of any related party or affiliate trading transactions. Annually, these policies are reviewed by the board’s Corporate Governance and Nominating Committee and considered for approval by the board of directors. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures about Effects of Related Parties” and Note K — Transactions with related parties — to our consolidated financial statements for additional discussion regarding related party transactions.

Our directors and officers are required each year to respond to a detailed questionnaire. The questionnaire requires each director and officer to identify every non-Company organization of any type of which they or their family (as defined by the SEC) are a director, partner, member, trustee, officer, employee, representative, consultant or significant shareholder. The questionnaire also requires disclosure of any transaction, relationship or arrangement with the Company. The information obtained from these questionnaires is then evaluated to determine the nature and amount of any transactions or relationships. If significant, the results are provided to the Governance Committee and Board for their use in determining director and officer independence and related party disclosure obligations. See Note K — Transactions with related parties — and Note I — Partners’ capital — to our consolidated financial statements for discussions of related party transactions.

Certain Business Relationships

None.

Indebtedness of Management

None.

Transactions with Promoters

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and for other services for fiscal 2008 and 2007.

	2008	2007
	(In thousands)

Audit fees(1)	$1,539	$1,506
Audit related fees(2)	52	38
All other fees(3)	7	7

Total	$1,598	$1,551

(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to the audit of our internal controls over financial reporting.

(2)	Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Deloitte & Touche LLP that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of financial accounting and reporting consultations and benefit plans audits.

(3)	All other fees consist of the aggregate fees billed in each of the last two fiscal years for products and services provided by Deloitte & Touche LLP, other than the services that would normally be reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. These services consisted of subscription fees related to a web-based research tool provided by Deloitte & Touche LLP.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Deloitte & Touche LLP during fiscal 2008 and 2007 prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants — Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements.

See “Index to Financial Statements” set forth on page F-1.

2.	Financial Statement Schedules.

See “Index to Financial Statement Schedules” set forth on page S-1.

3.  Exhibits.

See “Index to Exhibits” set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

By	/s/ James. E. Ferrell
James E. Ferrell
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James E. Ferrell James E. Ferrell	Chairman and Chief Executive Officer (Principal Executive Officer)	09/29/2008

/s/ William K. Hoskins William K. Hoskins	Director	09/29/2008

/s/ A. Andrew Levison A. Andrew Levison	Director	09/29/2008

/s/ John R. Lowden John R. Lowden	Director	09/29/2008

/s/ Michael F. Morrissey Michael F. Morrissey	Director	09/29/2008

/s/ Billy D. Prim Billy D. Prim	Director	09/29/2008

/s/ Elizabeth T. Solberg Elizabeth T. Solberg	Director	09/29/2008

/s/ J. Ryan VanWinkle J. Ryan VanWinkle	Chief Financial Officer (Principal Financial and Accounting Officer)	09/29/2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

By	/s/ James. E. Ferrell
James E. Ferrell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James E. Ferrell James E. Ferrell	Chief Executive Officer (Principal Executive Officer)	09/29/2008

/s/ J. Ryan VanWinkle J. Ryan VanWinkle	Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)	09/29/2008

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Ferrellgas Partners Finance Corp. has not registered securities pursuant to Section 12 of the Securities Act and files reports pursuant to Section 15(d) of the Securities Act. As of the date of filing of this Annual Report on Form 10-K, no annual report or proxy material has been sent to the holders of the securities of Ferrellgas Partners Finance Corp., however, a copy of this Annual Report will be furnished to the holders of the securities of Ferrellgas Partners Finance Corp. subsequent to the date of filing of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

By	/s/ James. E. Ferrell
James E. Ferrell
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James E. Ferrell James E. Ferrell	Chairman and Chief Executive Officer (Principal Executive Officer)	09/29/2008

/s/ William K. Hoskins William K. Hoskins	Director	09/29/2008

/s/ A. Andrew Levison A. Andrew Levison	Director	09/29/2008

/s/ John R. Lowden John R. Lowden	Director	09/29/2008

/s/ Michael F. Morrissey Michael F. Morrissey	Director	09/29/2008

/s/ Billy D. Prim Billy D. Prim	Director	09/29/2008

/s/ Elizabeth T. Solberg Elizabeth T. Solberg	Director	09/29/2008

/s/ J. Ryan VanWinkle J. Ryan VanWinkle	Chief Financial Officer (Principal Financial and Accounting Officer)	09/29/2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

By	/s/ James. E. Ferrell
James E. Ferrell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James E. Ferrell James E. Ferrell	Chief Executive Officer (Principal Executive Officer)	09/29/2008

/s/ J. Ryan VanWinkle J. Ryan VanWinkle	Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)	09/29/2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (“Partnership”) as of July 31, 2008 and 2007, and the related consolidated statements of earnings, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 29, 2008 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 29, 2008

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,
	2008	2007
	(In thousands, except unit data)

ASSETS
Current assets:
Cash and cash equivalents	$16,614	$20,685
Accounts and notes receivable (net of allowance for doubtful accounts of $5,977 and $4,358 at 2008 and 2007, respectively)	145,081	118,320
Inventories	152,301	113,807
Price risk management assets	26,086	5,097
Prepaid expenses and other current assets	10,924	11,675

Total current assets	351,006	269,584
Property, plant and equipment, net	685,328	720,190
Goodwill	248,939	249,481
Intangible assets, net	225,273	246,283
Other assets, net	18,685	17,865

Total assets	$1,529,231	$1,503,403

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$71,348	$62,103
Short-term borrowings	125,729	57,779
Other current liabilities	107,854	107,199

Total current liabilities	304,931	227,081
Long-term debt	1,034,719	1,011,751
Other liabilities	23,237	22,795
Contingencies and commitments (Note L)	—	—
Minority interest	4,220	5,119
Partners’ capital:
Common unitholders (62,961,674 and 62,957,674 units outstanding at 2008 and 2007, respectively)	201,618	289,075
General partner unitholder (635,977 and 635,936 units outstanding at 2008 and 2007, respectively)	(58,036)	(57,154)
Accumulated other comprehensive income	18,542	4,736

Total partners’ capital	162,124	236,657

Total liabilities and partners’ capital	$1,529,231	$1,503,403

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended July 31,
	2008	2007	2006
	(In thousands, except per unit data)

Revenues:
Propane and other gas liquids sales	$2,055,281	$1,757,423	$1,697,940
Other	235,408	235,017	197,530

Total revenues	2,290,689	1,992,440	1,895,470
Costs and expenses:
Cost of product sold — propane and other gas liquids sales	1,491,918	1,147,169	1,109,177
Cost of product sold — other	136,478	157,223	122,450
Operating expense	372,078	380,838	374,843
Depreciation and amortization expense	85,521	87,383	84,953
General and administrative expense	45,612	44,870	47,689
Equipment lease expense	24,478	26,142	27,320
Employee stock ownership plan compensation charge	12,413	11,225	10,277
Loss on disposal of assets and other	11,250	10,822	7,539

Operating income	110,941	126,768	111,222
Interest expense	(86,712)	(87,953)	(84,235)
Other interest income	1,039	3,145	2,046

Earnings before income taxes and minority interest	25,268	41,960	29,033
Income tax expense	82	6,560	3,524
Minority interest	497	600	500

Net earnings	24,689	34,800	25,009
Net earnings available to general partner unitholder	247	348	250

Net earnings available to common unitholders	$24,442	$34,452	$24,759

Basic and diluted net earnings available per common unit	$0.39	$0.55	$0.41

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

					Accumulated Other
	Number of Units				Comprehensive Income
		General		General		Currency		Total
	Common	Partner	Common	Partner	Risk	Translation	Pension	Partners’
	Unitholders	Unitholder	Unitholders	Unitholder	Management	Adjustments	Liability	Capital
	(In thousands)

Balance at July 31, 2005	60,134.1	607.4	$390,422	$(56,132)	$70	$65	$(747)	$333,678
Contribution in connection with ESOP and stock-based compensation charges	—	—	11,897	119	—	—	—	12,016
Common unit distributions	—	—	(120,976)	(1,221)	—	—	—	(122,197)
Common unit options exercised	169.0	1.7	3,092	32	—	—	—	3,124
Common units issued in connection with acquisitions, net of issuance costs	582.7	5.9	12,000	123	—	—	—	12,123
Comprehensive income:
Net earnings	—	—	24,759	250	—	—	—	25,009
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	2,540	—	—
Reclassification of derivatives to earnings	—	—	—	—	(484)	—	—
Foreign currency translation adjustments	—	—	—	—	—	(29)	—
Tax effect on foreign currency translation adjustments	—	—	—	—	—	(15)	—
Pension liability adjustment	—	—	—	—	—	—	(20)	1,992

Comprehensive income								27,001

Balance at July 31, 2006	60,885.8	615.0	321,194	(56,829)	2,126	21	(767)	265,745
Contribution in connection with ESOP and stock-based compensation charges	—	—	11,872	120	—	—	—	11,992
Common unit distributions	—	—	(125,802)	(1,270)	—	—	—	(127,072)
Common units issued in private offering	1,891.9	19.1	43,765	442	—	—	—	44,207
Common unit options exercised	55.5	0.6	1,014	11	—	—	—	1,025
Common units issued in connection with acquisitions, net of issuance costs	124.5	1.2	2,580	24	—	—	—	2,604
Comprehensive income:
Net earnings	—	—	34,452	348	—	—	—	34,800
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	5,055	—	—
Reclassification of derivatives to earnings	—	—	—	—	(2,126)	—	—
Foreign currency translation adjustments	—	—	—	—	—	14	—
Tax effect on foreign currency translation adjustments	—	—	—	—	—	(5)	—
Pension liability adjustment	—	—	—	—	—	—	418	3,356

Comprehensive income								38,156

Balance at July 31, 2007	62,957.7	635.9	289,075	(57,154)	5,055	30	(349)	236,657
Contribution in connection with ESOP and stock-based compensation charges	—	—	13,945	141	—	—	—	14,086
Common unit distributions	—	—	(125,919)	(1,271)	—	—	—	(127,190)
Common unit options exercised	4.0	0.1	75	1	—	—	—	76
Comprehensive income:
Net earnings	—	—	24,442	247	—	—	—	24,689
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	18,749	—	—
Reclassification of derivatives to earnings	—	—	—	—	(5,055)	—	—
Foreign currency translation adjustments	—	—	—	—	—	(10)	—
Tax effect on foreign currency translation adjustments	—	—	—	—	—	6	—
Pension liability adjustment	—	—	—	—	—	—	116	13,806

Comprehensive income								38,495

Balance at July 31, 2008	62,961.7	636.0	$201,618	$(58,036)	$18,749	$26	$(233)	$162,124

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,
	2008	2007	2006
		(In thousands)

Cash flows from operating activities:
Net earnings	$24,689	$34,800	$25,009
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	85,521	87,383	84,953
Employee stock ownership plan compensation charge	12,413	11,225	10,277
Stock-based compensation charge	1,816	889	1,863
Loss on disposal of assets	4,820	4,232	1,188
Loss on transfer of accounts receivable related to the accounts receivable securitization	10,548	10,384	10,075
Minority interest	497	600	500
Deferred tax expense (benefit)	(1,650)	3,099	662
Other	6,408	4,431	5,803
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(48,606)	1,105	(20,412)
Inventories	(40,920)	40,984	(57,334)
Prepaid expenses and other current assets	751	1,529	(2,330)
Accounts payable	8,523	(21,295)	18,491
Accrued interest expense	(3,572)	(1,353)	472
Other current liabilities	(2,497)	(26,218)	8,750
Other liabilities	151	819	1,061
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	103,000	100,000	107,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,365,655	1,156,214	1,184,987
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,456,655)	(1,265,214)	(1,287,987)

Net cash provided by operating activities	70,892	143,614	93,028

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(191)	(31,688)	(21,231)
Capital expenditures — technology initiative	—	—	(915)
Capital expenditures — other	(43,823)	(46,667)	(42,451)
Proceeds from sale of assets	10,874	9,830	18,950
Other	(2,991)	(6,540)	(5,661)

Net cash used in investing activities	(36,131)	(75,065)	(51,308)

Cash flows from financing activities:
Distributions	(127,190)	(127,072)	(122,197)
Issuance of common units, net of issuance costs of $226	—	44,319	—
Proceeds from increase in long-term debt	115,249	74,568	45,453
Reductions in long-term debt	(92,985)	(60,942)	(3,050)
Net additions to short-term borrowings	67,950	5,132	32,847
Cash paid for financing costs	(383)	(367)	(375)
Minority interest activity	(1,539)	(1,536)	(1,489)
Proceeds from exercise of common unit options	76	1,025	3,124
Cash contribution from general partner	—	470	16

Net cash used in financing activities	(38,822)	(64,403)	(45,671)

Effect of exchange rate changes on cash	(10)	14	(29)
Increase (decrease) in cash and cash equivalents	(4,071)	4,160	(3,980)
Cash and cash equivalents — beginning of year	20,685	16,525	20,505

Cash and cash equivalents — end of year	$16,614	$20,685	$16,525

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)

A.	Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. The operating partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (“general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). Ferrell Companies beneficially owns 20.3 million of the Ferrellgas Partners outstanding common units. The general partner has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas.

Ferrell Companies is wholly-owned by a leveraged employee stock ownership trust (“ESOT”) established pursuant to the Ferrell Companies Employee Stock Ownership Plan (“ESOP”). The purpose of the ESOP is to provide employees of the general partner an opportunity for ownership in Ferrell Companies and indirectly in Ferrellgas. As contributions are made by Ferrell Companies to the ESOT in the future, shares of Ferrell Companies are allocated to the employees’ ESOP accounts.

Ferrellgas Partners’ partnership agreement includes an agreement with Ferrell Companies concerning the distribution priority on common units owned by public investors over those owned by Ferrell Companies. This provision extends to April 30, 2010 and allows Ferrellgas Partners to defer distributions on the common units held by Ferrell Companies up to an aggregate outstanding amount of $36.0 million. There have been no deferrals to date.

B.	Summary of significant accounting policies

(1)  Nature of operations:   Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only purpose is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners.

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies primarily in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia, and Puerto Rico.

(2)  Accounting estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, derivative commodity contracts and stock and unit-based compensation calculations.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Principles of consolidation:  The accompanying consolidated financial statements include Ferrellgas Partners’ accounts and those of its wholly-owned subsidiary, Ferrellgas Partners Finance Corp., and the operating partnership, its majority-owned subsidiary, after elimination of all material intercompany accounts and transactions. The accounts of Ferrellgas Partners’ majority-owned subsidiary are included based on the determination that Ferrellgas Partners will absorb a majority of the operating partnership’s expected losses, receive a majority of the operating partnership’s expected residual returns and is the operating partnership’s primary beneficiary. The operating partnership includes the accounts of its wholly-owned subsidiaries. The general partner’s approximate 1% general partner interest in the operating partnership is accounted for as a minority interest. The wholly-owned unconsolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), is a qualifying special purpose entity.

(4)  Cash and cash equivalents and non-cash activities:  For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash activities are presented below:

	For the Year Ended July 31,
	2008	2007	2006

CASH PAID FOR:
Interest	$88,380	$87,035	$81,592
Income taxes	$3,841	$3,742	$990
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$—	$2,751	$12,372
Assumption of liabilities in connection with acquisitions	$—	$2,426	$4,883
Property, plant and equipment additions	$1,970	$1,187	$1,443

(5)  Accounts receivable securitization:  Ferrellgas has agreements to transfer, on an ongoing basis, certain of its trade accounts receivable through an accounts receivable securitization facility and retains servicing responsibilities as well as a retained interest related to a portion of the transferred receivables. The related receivables are removed from the consolidated balance sheet and a retained interest is recorded for the amount of receivables sold in excess of cash received. The retained interest is included in “Accounts and notes receivable” in the consolidated balance sheets.

Ferrellgas determines the fair value of its retained interest based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results; therefore, the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas’ trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the consolidated statements of earnings. See Note F — Accounts receivable securitization — for further discussion of these transactions.

(6)  Inventories:  Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods.

(7)  Property, plant and equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount of its assets might not be recoverable. See Note E — Supplemental financial statement information — for further discussion of property, plant and equipment.

(8)  Goodwill:  Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is tested for impairment annually on January 31, or more frequently if circumstances dictate, and if impaired, written off against earnings at that time. Ferrellgas has not recognized any impairment losses as a result of these tests. For purposes of Ferrellgas’ goodwill impairment test, Ferrellgas has determined that it has one reporting unit. Ferrellgas assesses the carrying value of goodwill at its reporting unit based on an estimate of the fair value of the reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into consideration the quoted market price of Ferrellgas’ common units.

(9)  Intangible assets:  Intangible assets with finite useful lives, consisting primarily of customer lists, non-compete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas tests indefinite lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note G — Goodwill and intangible assets, net — for further discussion of intangible assets.

(10)  Derivatives and hedging activities:  Ferrellgas’ overall objective for entering into derivative contracts, including commodity options and swaps, is to hedge exposures to product purchase price risk. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. The fair value of these derivatives fluctuates over the length of the contracts. These fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in our risk relating to adverse fluctuations in propane prices. Ferrellgas formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold — propane and other gas liquids sales” in the consolidated statement of earnings. Ferrellgas also enters into derivative contracts that qualify for the normal purchases and normal sales exception under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value and classified on the consolidated balance sheets as either “Price risk management assets” or “Other current liabilities.”

(11)  Revenue recognition:  Revenues from the distribution of propane and other gas liquids, including revenues from customer deposits and advances, are recognized by Ferrellgas at the time product is delivered to its customers. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. Ferrellgas recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable tank rentals are recognized on a straight-line basis over one year. Cooperative advertising program costs are recorded as a reduction to our revenue.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)  Shipping and handling expenses:  Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within operating expense on the statement of earnings. Depreciation expenses on delivery vehicles Ferrellgas owns are classified within depreciation and amortization expense. Delivery vehicles and distribution technology leased by Ferrellgas are classified within equipment lease expense. See Note E — Supplemental financial statement information — for the financial statement presentation of shipping and handling expenses.

(13)  Cost of product sold:  Cost of product sold — propane and other gas liquids sales includes all costs to acquire propane and other gas liquids, including the results from risk management activities related to supply procurement and transportation, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers and the costs related to the refurbishment of Ferrellgas’ portable propane tanks. Cost of product sold — other primarily includes costs related to the sale of propane appliances and equipment.

(14)  Operating expenses:  Operating expenses primarily include the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

(15)  General and administrative expenses:  General and administrative expenses primarily include personnel and incentive expense related to executives and employees and other overhead expense related to centralized corporate functions.

(16)  Unit and stock-based compensation:

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Compensation Committee of the Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. In general, the options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. Expected volatility is based on the historical volatility of Ferrellgas’ publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Due to the limited number of employees eligible to participate in the UOP, there is only one group of employees. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the years ended July 31, 2008 and 2007, no compensation charge relating to the UOP was recognized as all options currently outstanding are fully vested. During the year ended July 31, 2006, the portion of the total non-cash compensation charge relating to the UOP was $0.3 million. There have been no awards granted pursuant to the UOP since fiscal 2001.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

Ferrellgas accounts for stock options granted under the ICP according to the provisions of SFAS No. 123R. The ICP is not a Ferrellgas stock-compensation plan; however, in accordance with Ferrellgas’ partnership agreements, all employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2008, 2007 and 2006, the portion of the total non-cash compensation charge relating to the ICP was $1.8 million, $0.9 million and $1.9 million, respectively.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ferrell Companies is authorized to issue options covering up to 6.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies; therefore, there is no earnings per share dilution of Ferrellgas. The ICP stock options vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the retirement of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model.

(17)  Income taxes:  Ferrellgas Partners is a publicly-traded master limited partnership with one subsidiary that is a taxable corporation. The operating partnership is a limited partnership with four subsidiaries that are taxable corporations. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore subject to Federal income tax unless a qualifying income test is satisfied. If this qualifying income test is satisfied, the publicly-traded partnership will be treated as a partnership for Federal income tax purposes. Based on Ferrellgas’ calculations, Ferrellgas Partners satisfies the qualifying income test. As a result, except for the taxable corporations, Ferrellgas Partners’ earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners’ unitholders. Accordingly, the accompanying consolidated financial statements of Ferrellgas Partners reflect federal income taxes related to the above mentioned taxable corporations only. Recent legislation in certain states of operation allows for taxation of partnerships. As such, the accompanying consolidated financial statements of Ferrellgas Partners also reflect state income taxes resulting from this legislation. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas Partners’ partnership agreement and differences between Ferrellgas Partners financial reporting year end and its calendar tax year end.

Income tax expense (benefit) consisted of the following:

	For the Year Ended July 31,
	2008	2007	2006

Current expense	$1,732	$3,461	$2,862
Deferred expense (benefit)	(1,650)	3,099	662

Total income tax expense	$82	$6,560	$3,524

Deferred taxes consisted of the following:

	2008	2007

Deferred tax assets	$4,065	$1,718
Deferred tax liabilities	(4,689)	(4,000)

Net deferred tax liability	$(624)	$(2,282)

On July 12, 2007, the governor of the state of Michigan signed into law a new Michigan Business Tax (the “MBT Act”), which provided a comprehensive restructuring of Michigan’s principal business tax regime. The main provision of the MBT Act imposed a new two-part tax on business income and modified gross receipts that is accounted for as an income tax in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). Although the effective date of the MBT was January 1, 2008, SFAS 109 requires all effects of a tax law change be accounted for in the period of the law’s enactment. As a result, during the fourth quarter of fiscal 2007 Ferrellgas recognized a one time increase in its deferred tax expense of $2.8 million. During fiscal 2008, the Governor of the State of Michigan signed into law a one-time credit for

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this Michigan Business Tax law. The passing of this new tax law caused Ferrellgas to recognize a one time deferred tax benefit of $2.8 million during fiscal 2008.

(18)  Sales taxes:  Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(19)  Net earnings per common unit:  Net earnings per common unit is computed by dividing net earnings, after deducting the general partner’s 1% interest, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. See Note N — Earnings per common unit — for further discussion about these calculations.

(20)  Segment information:  Ferrellgas is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(21)  New accounting standards:  SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas does not expect the adoption of this standard during fiscal 2009 to have a significant impact on its financial position or results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas does not expect the adoption of this standard during fiscal 2009 to have a significant impact on its financial position or results of operations.

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

EITF No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” addresses the computation of incentive distribution rights and the appropriate allocation of these rights to current period earnings in the computation of earnings per share. This statement is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Ferrellgas is currently evaluating the potential impact of this statement.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” enhances disclosure requirements for derivative instruments and hedging activities. This statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. Ferrellgas is currently evaluating the potential impact of this statement.

C.	Business combinations

Business combinations are accounted for under the purchase method and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas’ results of operations.

During fiscal 2008, Ferrellgas had no acquisitions of propane distribution assets.

During fiscal 2007, Ferrellgas acquired propane distribution assets with an aggregate value of $36.2 million in the following nine transactions:

•	Pacer-Valley Propane, LLC, based in California, acquired August 2006;

•	Lake Propane, based in California, acquired August 2006;

•	Pacific Propane Service, Inc., based in California, acquired August 2006;

•	Twin Ports Energy, Inc., based in Wisconsin, acquired October 2006;

•	Getman’s Gas Company, Inc., based in New York, acquired October 2006;

•	Yankee Gas, LLC, based in Massachusetts, acquired October 2006;

•	Great Dane Propane, Inc., based in Florida, acquired October 2006;

•	Puget Sound Propane, based in Washington, acquired December 2006; and

•	Reliance Bottle Gas, Inc., based in Ohio, acquired June 2007.

These acquisitions were funded by $31.7 million in cash payments, the issuances of $2.5 million of liabilities and other costs and considerations, and $2.0 million of common units, net of issuance costs.

The aggregate fair values of these nine transactions were allocated as follows:

Customer tanks, buildings, land and other	$11,567
Non-compete agreements	2,072
Customer lists	18,178
Goodwill	3,649
Working capital	712

$36,178

The fair values and useful lives of assets acquired are based on an internal valuation and included only minor final valuation adjustments during the 12 month period after the date of acquisition.

During fiscal 2006, Ferrellgas acquired propane distribution assets with an aggregate value of $38.7 million in the following 11 transactions:

•	Norwest Propane, Inc., based in Washington, acquired September 2005;

•	Eastern Fuels, Inc., based in North Carolina, acquired November 2005;

•	Petro Star, Corp., based in New York, acquired December 2005;

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Titan Propane, LLC (selected cylinder exchange assets), based in New York and New Jersey, acquired February 2006;

•	Empire Propane Cylinder, Inc., based in New York, acquired February 2006;

•	United Energy, Inc., based in Ohio, acquired March 2006;

•	Cal’s Propane Service, Inc., based in Oregon, acquired April 2006;

•	Gaines Propane, Inc., based in Tennessee, acquired April 2006;

•	Hometown Gas, Inc., based in Florida, acquired April 2006;

•	Denman Cylinder Exchange, Ltd. and The Denman Company, Ltd., based in Texas, acquired May 2006; and

•	Hampton Gas Company, Inc., based in South Carolina, acquired May 2006.

These acquisitions were funded by $21.2 million in cash payments, the issuance of 0.6 million common units valued at an aggregate of $12.4 million, a general partner contribution of $0.2 million and the issuance of $4.9 million of liabilities, which included $1.8 million of contingent consideration.

The aggregate values of these 11 transactions were allocated as follows:

Current assets	$689
Customer tanks, buildings, land and other	9,640
Non-compete agreements	5,598
Customer lists	9,586
Goodwill	13,218
Other assets	15

$38,746

The fair values and useful lives of assets acquired are based on an internal valuation and included only minor final valuation adjustments during the 12 month period after the date of acquisition.

D.	Quarterly distributions of available cash

Ferrellgas Partners makes quarterly cash distributions of all of its “available cash.” Available cash is defined in the partnership agreement of Ferrellgas Partners as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas Partners’ business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April and July to holders of record on the applicable record date.

Distributions by Ferrellgas Partners in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made to the common unitholders and the general partner. Additionally, the payment of incentive distributions to the holders of incentive distribution rights will be made to the extent that certain target levels of cash distributions are achieved. The publicly held common units have certain distribution preference rights over the common units held by Ferrell Companies.

Ferrell Companies has granted Ferrellgas Partners the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36.0 million. This distribution deferral agreement, which has not been utilized, expires April 30, 2010. The ability to defer distributions to Ferrell Companies provides Ferrellgas Partners’ public common unitholders distribution support. This distribution support is

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available if Ferrellgas Partners’ available cash for any fiscal quarter is insufficient to pay all of the common unitholders their quarterly distribution. Ferrellgas Partners will first pay a distribution to the publicly-held common units. Any remaining available cash will then be used to pay a distribution on the common units held by Ferrell Companies. Any quarterly distribution paid per unit to the publicly-held common units that is not able to be paid on the Ferrell Companies-owned common units will be deferred, within certain limits, and paid to Ferrell Companies in future quarters when available cash is sufficient. If insufficient available cash should exist for a particular quarter or any previous deferred distributions to Ferrell Companies remain outstanding, the distribution declared per common unit may not be more than the highest quarterly distribution paid on the common units for any of the immediately preceding four fiscal quarters. If the cumulative amount of deferred quarterly distributions to Ferrell Companies were to reach $36.0 million, the common units held by Ferrell Companies will then be paid in the same priority as the publicly-held common units. After payment of all required distributions for any subsequent period, Ferrellgas Partners will use any remaining available cash to reduce any amount previously deferred on the common units held by Ferrell Companies. Reductions in amounts previously deferred will then again be available for future deferrals to Ferrell Companies through April 30, 2010.

E.	Supplemental financial statement information

Inventories consist of:

	2008	2007

Propane gas and related products	$128,776	$89,769
Appliances, parts and supplies	23,525	24,038

	$152,301	$113,807

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of July 31, 2008, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 7.4 million gallons of propane at fixed prices.

Property, plant and equipment consist of:

	Estimated
	Useful lives	2008	2007

Land	Indefinite	$30,840	$31,463
Land improvements	2-20	10,585	10,091
Buildings and improvements	20	63,777	63,472
Vehicles, including transport trailers	8-20	96,351	91,529
Bulk equipment and district facilities	5-30	97,489	95,908
Tanks, cylinders and customer equipment	2-30	761,065	767,096
Computer and office equipment	2-5	116,873	111,735
Construction in progress	n/a	9,575	9,281

		1,186,555	1,180,575
Less: accumulated depreciation		501,227	460,385

		$685,328	$720,190

Depreciation expense totaled $64.6 million, $64.8 million, and $62.7 million for fiscal 2008, 2007 and 2006, respectively.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current liabilities consist of:

	2008	2007

Accrued interest	$19,875	$23,447
Accrued payroll	12,621	16,680
Accrued insurance	10,987	11,602
Customer deposits and advances	25,065	21,018
Other	39,306	34,452

	$107,854	$107,199

Loss on disposal of assets and other consist of:

	For the Year Ended July 31,
	2008	2007	2006

Loss on disposal of assets	$4,820	$4,232	$1,188
Loss on transfer of accounts receivable related to the accounts receivable securitization	10,548	10,384	10,075
Service income related to the accounts receivable securitization	(4,118)	(3,794)	(3,724)

Loss on disposal of assets and other	$11,250	$10,822	$7,539

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the Year Ended July 31,
	2008	2007	2006

Operating expense	$171,938	$163,193	$148,125
Depreciation and amortization expense	5,096	5,308	5,837
Equipment lease expense	22,703	23,465	24,356

	$199,737	$191,966	$178,318

F.	Accounts receivable securitization

The operating partnership participates in an accounts receivable securitization facility. As part of this renewable 364-day facility, the operating partnership transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables a wholly-owned unconsolidated, special purpose entity, which sells its interest to a commercial paper conduit. The operating partnership does not provide any guarantee or similar support to the collectability of these receivables. The operating partnership structured the facility using a wholly-owned unconsolidated, qualifying special purpose entity in order to facilitate the transaction while complying with Ferrellgas’ various debt covenants. If the covenants are compromised, funding from the facility could be restricted or suspended, or its costs could increase. As a servicer, the operating partnership remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. Ferrellgas renewed the facility with JPMorgan Chase Bank, N.A. and Fifth Third Bank for an additional 364-day commitment during May 2008.

The operating partnership transfers certain of its trade accounts receivable to Ferrellgas Receivables and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, the

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating partnership’s retained interest in these receivables is reduced. The accounts receivable securitization facility consisted of the following:

	2008	2007

Retained interest	$22,753	$14,022
Accounts receivable transferred	$97,333	$76,250

The retained interest was classified as accounts and notes receivable on the consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $11.8 million of its trade accounts receivable at July 31, 2008.

Other accounts receivable securitization disclosures consist of the following:

	For the Year Ended July 31,
	2008	2007	2006

Net non-cash activity	$6,430	$2,964	$2,579
Bad debt expense	$—	$202	$618

The net non-cash activity reported in the consolidated statements of earnings in “Loss on disposal of assets and other” approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 4.65% and 5.3% as of July 31, 2008 and 2007, respectively.

G.	Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of:

	July 31, 2008			July 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Goodwill, net	$248,939	$—	$248,939	$249,481	$—	$249,481
Intangible Assets, net
Amortized intangible assets
Customer lists	$363,242	$(207,107)	$156,135	$363,285	$(189,314)	$173,971
Non-compete agreements	43,042	(35,081)	7,961	43,043	(32,260)	10,783
Other	3,572	(1,502)	2,070	5,368	(2,945)	2,423

	409,856	(243,690)	166,166	411,696	(224,519)	187,177
Unamortized intangible assets
Trade names & trademarks	59,107	—	59,107	59,106	—	59,106

Total intangible assets, net	$468,963	$(243,690)	$225,273	$470,802	$(224,519)	$246,283

Customer lists have estimated lives of 15 years, while non-compete agreements and other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate amortization expense:

For the year ended July 31,
2008	$20,970
2007	22,553
2006	22,256

Estimated amortization expense:

For the year ended July 31,
2009	$19,855
2010	18,784
2011	18,627
2012	18,179
2013	17,628

H.	Long-term debt

Long-term debt consists of:

	2008	2007

Senior notes
Fixed rate, Series C-E, ranging from 7.12% to 7.42% due 2008-2013(1)	$204,000	$204,000
Fixed rate, 8.75%, due 2012, net of unamortized premium of $1,471 and $1,851 at July 31, 2008 and 2007, respectively(2)	269,471	269,851
Fixed rate, Series C, 8.87%, due 2009(3)	73,000	163,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $518 and $609 at July 31, 2008 and 2007, respectively(4)	249,482	249,391
Credit facilities, variable interest rates, expiring 2009 and 2010 (net of $125.7 million and $57.8 million classified as short-term borrowings at July 31, 2008 and 2007, respectively)	235,270	120,021
Notes payable, 7.9% weighted average interest rate in 2008 and 2007, due 2008 to 2016, net of unamortized discount of $1,160 and $1,647 at 2008 and 2007, respectively	5,864	8,395
Capital lease obligations	29	50

	1,037,116	1,014,708
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,397	2,957

	$1,034,719	$1,011,751

(1)	The operating partnership’s fixed rate senior notes issued in August 1998 are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount of the series C, D and E notes are due on August 1, 2008, 2010, and 2013, respectively. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	On September 24, 2002, Ferrellgas Partners issued $170.0 million of its fixed rate senior notes. On December 18, 2002, Ferrellgas Partners issued $48.0 million of its fixed rate senior notes with a debt premium of $1.7 million that will be amortized to interest expense through 2012. On June 10, 2004 Ferrellgas Partners issued $50.0 million of its fixed rate senior notes with a debt premium of $1.6 million that will be amortized to interest expense through 2012. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year.

(3)	The operating partnership’s fixed rate senior notes issued in February 2000 are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount of the C notes is due on August 1, 2009. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(4)	The operating partnership’s fixed rate senior notes issued in April 2004 are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount is due on May 1, 2014. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

During August 2007, Ferrellgas made a scheduled principal payment of $90.0 million of the 8.78% Series B senior notes using proceeds from borrowings on the unsecured credit facility due 2010.

During August 2006, Ferrellgas made scheduled principal payments of $37.0 million of the 7.08% Series B senior notes and $21.0 million of the 8.68% Series A senior notes using proceeds from borrowings on the unsecured credit facility due 2010.

During August, 2006, Ferrellgas used $46.1 million of proceeds from the issuance of common units, including unit option exercises, and general partner contributions to retire a portion of the $58.0 million borrowed under the unsecured credit facility.

Unsecured credit facilities

During August 2006, the operating partnership executed a Commitment Increase Agreement to its Fifth Amended and Restated Credit Agreement dated April 22, 2005, increasing the borrowing capacity available under the existing unsecured credit facility from $365.0 million to $375.0 million. This unsecured credit facility will mature on April 22, 2010, unless extended or renewed.

During May 2007, the operating partnership entered into a new unsecured credit facility with additional borrowing capacity of up to $150.0 million, which matures August 1, 2009, unless extended or renewed.

During April 2008, the operating partnership executed an amendment to its unsecured credit facility due April 22, 2010, increasing its borrowing capacity by $73.0 million and bringing total borrowing capacity for all unsecured credit facilities to $598.0 million.

The unsecured credit facilities are available for working capital, acquisition, capital expenditure, long-term debt repayment, and general partnership purposes. The existing unsecured $448.0 million credit facility due 2010 has a letter of credit sub-facility with availability of $90.0 million.

As of July 31, 2008, Ferrellgas had total borrowings outstanding under its two unsecured credit facilities of $361.0 million. Ferrellgas classified $125.7 million of this amount as short-term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 4.72%. As of July 31, 2007, Ferrellgas had total borrowings outstanding under its unsecured credit facilities of $177.8 million. Ferrellgas classified $57.8 million of this amount as

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

short-term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 7.21%.

The borrowings under the two unsecured credit facilities bear interest, at Ferrellgas’ option, at a rate equal to either:

•	the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2008, the federal funds rate and Bank of America’s prime rate were 2.09% and 5.00%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of July 31, 2008, the one-month and three-month Eurodollar Rates were 2.65% and 3.00%, respectively).

In addition, an annual commitment fee is payable on the daily unused portion of the unsecured credit facilities at a per annum rate varying from 0.375% to 0.500% (as of July 31, 2008, the commitment fee per annum rate was 0.375%).

Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, and to a lesser extent, risk management activities and product purchases, totaled $42.3 million and $50.2 million at July 31, 2008 and 2007, respectively. At July 31, 2008, Ferrellgas had $194.7 million of funding available. Ferrellgas incurred commitment fees of $0.4 million, $0.6 million and $1.0 million in fiscal 2008, 2007 and 2006, respectively.

The senior notes and the credit facility agreements contain various restrictive covenants applicable to Ferrellgas and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas Partners is prohibited from making cash distributions of the minimum quarterly distribution if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas fails to meet certain coverage tests. As of July 31, 2008, Ferrellgas is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Annual
Principal
Payments

For the year ended July 31,
2009	$54,397
2010	169,145
2011	82,995
2012	268,915
2013	360
Thereafter	461,511

Total	$1,037,323

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of these instruments. The estimated fair value of Ferrellgas’ long-term debt was $1,098.4 million and $1,041.1 million as of July 31, 2008 and 2007, respectively. The fair value is estimated based on quoted market prices.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	Partners’ capital

As of July 31, 2008 and 2007, limited partner units were beneficially owned by the following:

	2008	2007

Third parties(1)	38,300,533	38,337,983
Ferrell Companies(2)	20,080,776	20,080,776
FCI Trading Corp.(3)	195,686	195,686
Ferrell Propane, Inc.(4)	51,204	51,204
James E. Ferrell(5)	4,333,475	4,292,025

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”

(2)	Ferrell Companies is the owner of the general partner and a 32% owner of Ferrellgas’ common units and thus a related party.

(3)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(4)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(5)	James E. Ferrell (“Mr. Ferrell”) is the Chairman and Chief Executive Officer of the general partner and thus a related party.

Together these limited partner units represent Ferrellgas Partner’s limited partners’ interest and an effective 98% economic interest in Ferrellgas Partners, exclusive of the general partners’ incentive distribution rights. The general partner has an effective 2% interest in Ferrellgas Partners, excluding incentive distribution rights. Since ongoing distributions have not yet reached the levels required to commence payment of incentive distribution rights to the general partner, distributions to the partners from operations or interim capital transactions will generally be made in accordance with the above percentages. In liquidation, allocations and distributions will be made in accordance with each common unitholder’s positive capital account.

The common units of Ferrellgas Partners represent limited partner interests in Ferrellgas Partners, which give the holders thereof the right to participate in distributions made by Ferrellgas Partners and to exercise the other rights or privileges available to such holders under the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated February 18, 2003 (the “Partnership Agreement”). Under the terms of the Partnership Agreement, holders of common units have limited voting rights on matters affecting the business of Ferrellgas Partners. Generally, persons owning 20% or more of Ferrellgas Partners’ outstanding common units cannot vote; however, this limitation does not apply to those common units owned by the general partner or its “affiliates,” as such term is defined in the Partnership Agreement.

Ferrellgas maintains shelf registration statements for the issuance of common units, and other securities that may include deferred participation units, warrants and debt securities. Ferrellgas Partners’ partnership agreement allows the general partner to issue an unlimited number of additional Ferrellgas general and limited partner interests and other equity securities of Ferrellgas Partners for such consideration and on such terms and conditions as shall be established by the general partner without the approval of any unitholders.

Common unit issuances

During August 2006, Ferrellgas received proceeds of $44.1 million, from the issuance of 1.9 million common units to Ferrell Companies pursuant to Ferrellgas’ Direct Investment Plan. Ferrellgas used the proceeds to reduce borrowings outstanding under the unsecured credit facility.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common unit and general partner distributions

Ferrellgas Partners has paid the following distributions:

	For the Year Ended July 31,
	2008	2007	2006

Third parties	$76,646	$76,562	$75,641
Ferrell Companies	40,160	40,162	36,378
FCI Trading	392	391	391
Ferrell Propane	104	102	102
Mr. Ferrell	8,616	8,584	8,464
General partner	1,272	1,271	1,221

	$127,190	$127,072	$122,197

On August 26, 2008 Ferrellgas declared a cash distribution of $0.50 per common unit for the three months ended July 31, 2008, which was paid on September 12, 2008. Included in this cash distribution were the following amounts paid to related parties:

Ferrell Companies	$10,040
FCI Trading	98
Ferrell Propane	26
Mr. Ferrell	2,167
General partner	318

J.	Derivatives

SFAS No. 133, as amended, requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheets at fair value. Ferrellgas records changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the consolidated statements of earnings. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk.

Ferrellgas is exposed to price risk related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas’ costs fluctuate with the movement of market prices. This fluctuation subjects Ferrellgas to potential price risk, which Ferrellgas may attempt to minimize through the use of derivative financial instruments. Ferrellgas monitors its price exposure and utilizes derivative financial instruments to mitigate the risk of future price fluctuations. Ferrellgas uses derivative financial instruments to hedge a portion of its forecasted propane sales transactions for up to 24 months in the future. These derivative financial instruments are designated as cash flow hedges, thus the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statements of earnings when the forecasted propane sales transaction impacts earnings. As of July 31, 2008, 2007 and 2006, Ferrellgas had the following cash flow hedge activity included in OCI in the consolidated statements of partners’ capital:

	2008	2007	2006

Fair value adjustment classified as OCI	$18,749	$5,055	$2,540
Reclassification of net gains to statement of earnings	$(5,055)	$(2,126)	$(484)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold — propane and other gas liquids sales. During fiscal 2008, 2007, and 2006, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. Additionally, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship. The fair value of derivative financial instruments is classified on the consolidated balance sheets as both “Price risk management assets” and “Other current liabilities.” Ferrellgas expects to reclassify net gains of approximately $17.4 million to earnings during the next 12 months.

K.	Transactions with related parties

Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf and are reported in the consolidated statements of earnings as follows:

	For the Year Ended July 31,
	2008	2007	2006

Operating expense	$185,576	$202,824	$202,790
General and administrative expense	$27,203	$26,542	$24,614

During February 2007, Ferrellgas made a payment of $0.3 million to the benefit of Mr. Andrew J. Filipowski pursuant to the indemnification provisions of Blue Rhino Corporation’s former bylaws and the Agreement and Plan of Merger with Blue Rhino Corporation. Mr. Filipowski is the brother-in-law of Mr. Billy D. Prim (“Mr. Prim”), who is a member of the general partner’s Board of Directors.

During April 2007, a payment of $1.0 million was made to Mr. Prim in accordance with the employment agreement entered into between Mr. Prim and Ferrellgas’ general partner for his employment as Special Advisor to the Chief Executive Officer, which ended in February 2007. Mr. Prim continues to serve on the general partner’s Board of Directors.

During July 2008, Ferrellgas entered into a subleasing agreement with Samson Dental Practice Management, LLC (“Samson”), a company wholly-owned by Mr. Ferrell. Under the terms of the agreement, Samson will sublease approximately 3,500 square feet of Ferrellgas’ corporate facilities for approximately $5 thousand per month for three years.

During September 2008, Ferrellgas entered into a shared services agreement with Samson. Under the terms of the agreement, Samson will reimburse Ferrellgas $0.2 million per year for services provided by certain general partner employees.

See additional discussions about transactions with related parties in Note I — Partners’ capital.

L.	Contingencies and commitments

Litigation

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ordinary course of business. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas.

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as senior notes and credit facilities. See Note H — Long-term debt — for a description of these debt obligations and a schedule of future maturities.

Operating lease commitments and buyouts

Ferrellgas leases certain property, plant and equipment under non-cancelable and cancelable operating leases. Amounts shown in the table below represent minimum lease payment obligations under Ferrellgas’ third-party leases with terms in excess of one year for the periods indicated. These arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks.

Ferrellgas is required to recognize a liability for the fair value of guarantees issued after December 31, 2002. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $0.9 million as of July 31, 2008. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $11.4 million as of July 31, 2008. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2008:

	Future Minimum Rental and Buyout Amounts by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter

Operating lease obligations	$27,462	$17,314	$12,337	$6,307	$3,964	$12,790
Operating lease buyouts	$11,730	$3,443	$4,850	$2,779	$357	$1,185

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $44.3 million, $45.3 million, and $45.3 million for fiscal 2008, 2007 and 2006, respectively.

M.	Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $12.4 million, $11.2 million and $10.3 million during fiscal 2008, 2007 and 2006, respectively. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all full time employees. With the establishment of the ESOP in July 1998, Ferrellgas suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2008, 2007, and 2006, were $2.6 million, $3.0 million, and $2.6 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2008, 2007 and 2006 other comprehensive income and other liabilities were adjusted by $(0.1) million $(0.4) million and $20 thousand, respectively.

N.	Earnings per common unit

In fiscal 2008, 2007 and 2006, 11 thousand, 18 thousand, and 27 thousand unit options, respectively, were considered dilutive; however, these additional units caused less than a $0.01 change between the basic and dilutive earnings per common unit. Below is a calculation of the basic and diluted earnings per common unit in the consolidated statements of earnings for the periods indicated.

In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 typically impacts only the three months ending January 31. There was not a dilutive effect from EITF 03-6 on basic net earnings per common unit for total earnings for fiscal 2008, 2007 and 2006.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In periods with year-to-date net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month periods ended October 31 and July 31.

	For the Year Ended July 31,
	2008	2007	2006

Net earnings available to common unitholders	$24,442	$34,452	$24,759
Weighted average common units outstanding (in thousands)	62,959.5	62,755.8	60,459.5
Basic and diluted net earnings available per common unit	$0.39	$0.55	$0.41

O.	Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter revenues, gross margin from propane and other gas liquids sales and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of net earnings (loss) available to common unitholders by quarter do not equal the total net earnings available to common unitholders for the year due to the effect of EITF 03-6 on quarterly computations of earnings available to common unitholders in the second quarter of fiscal 2008 and in the second and third quarters of fiscal 2007. See Note N — Earnings per common unit — for further discussion of this calculation. The sum of net earnings (loss) per common unit by quarter may not equal the net earnings (loss) per common unit for the year due to variations in the weighted average units outstanding used in computing such amounts.

	For the Year Ended July 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$394,916	$763,968	$712,090	$419,715
Gross margin from propane and other gas liquids sales(a)	106,416	179,932	165,968	111,047
Net earnings (loss)	(22,900)	51,198	35,171	(38,780)
Net earnings (loss) available to common unitholders	(22,671)	47,541	34,819	(38,392)
Basic and diluted earnings (loss) per common unit available to common unitholders	$(0.36)	$0.76	$0.55	$(0.61)

	For the Year Ended July 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$376,413	$662,773	$624,162	$329,092
Gross margin from propane and other gas liquids sales(a)	110,233	201,988	190,223	107,810
Net earnings (loss)	(29,513)	59,189	43,703	(38,579)
Net earnings (loss) available to common unitholders	(29,218)	52,932	41,843	(38,193)
Basic and diluted earnings (loss) per common unit available to common unitholders	$(0.47)	$0.84	$0.66	$(0.61)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.	Subsequent events

On August 1, 2008, the operating partnership made scheduled principal payments of $52.0 million of the 7.12% Series C senior notes using proceeds from borrowings on the unsecured credit facility due 2010. Since borrowings under this unsecured bank credit facility are not due within one year, this $52.0 million has been classified as long term.

On August 4, 2008, the operating partnership issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The proceeds from this offering were used to reduce outstanding indebtedness under our unsecured credit facility due 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Partners Finance Corp.
Overland Park, Kansas

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P., referred to herein as “the Company”) as of July 31, 2008 and 2007, and the related statements of earnings, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE

Kansas City, Missouri
September 29, 2008

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31,
	2008	2007

ASSETS
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY
Common stock, $1 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	5,149	4,157
Accumulated deficit	(5,149)	(4,157)

Total stockholder’s equity	$1,000	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF EARNINGS

	For the Year Ended July 31,
	2008	2007	2006

General and administrative expense	$992	$444	$431

Net loss	$(992)	$(444)	$(431)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder’s
	Shares	Dollars	Capital	Deficit	Equity

July 31, 2005	1,000	$1,000	$3,282	$(3,282)	$1,000
Capital contribution	—	—	431	—	431
Net loss	—	—	—	(431)	(431)

July 31, 2006	1,000	1,000	3,713	(3,713)	1,000
Capital contribution	—	—	444	—	444
Net loss	—	—	—	(444)	(444)

July 31, 2007	1,000	1,000	4,157	(4,157)	1,000
Capital contribution	—	—	992	—	992
Net loss	—	—	—	(992)	(992)

July 31, 2008	1,000	$1,000	$5,149	$(5,149)	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(992)	$(444)	$(431)

Cash used by operating activities	(992)	(444)	(431)

Cash flows from financing activities:
Capital contribution	992	444	431

Cash provided by financing activities	992	444	431

Change in cash	—	—	—
Cash — beginning of year	1,000	1,000	1,000

Cash — end of year	$1,000	$1,000	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

NOTES TO FINANCIAL STATEMENTS

A.	Formation

Ferrellgas Partners Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on March 28, 1996 and is a wholly-owned subsidiary of Ferrellgas Partners, L.P. (the “Partnership”).

The Partnership contributed $1,000 to the Finance Corp. on April 8, 1996 in exchange for 1,000 shares of common stock.

B.	Commitment

On September 24, 2002, the Partnership issued $170.0 million of 8 3/4% senior notes due 2012. On December 18, 2002, the Partnership issued an additional $48.0 million of 8 3/4% senior notes due 2012. On June 10, 2004, the Partnership issued an additional $50.0 million of 8 3/4% senior notes due 2012.

The Finance Corp. has nominal assets, does not conduct any operations, has no employees and serves as co-obligor for debt securities of the Partnership.

C.	Income taxes

Income taxes have been computed separately as the Finance Corp. files its own income tax return. Deferred income taxes are provided as a result of temporary differences between financial and tax reporting using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $2,022 associated with the net operating loss carryforward of $5,197, which expire at various dates through July 31, 2027, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2008, 2007 or 2006, and there is no net deferred tax asset as of July 31, 2008 and 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and Subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries (“Ferrellgas”) as of July 31, 2008 and 2007, and the related consolidated statements of earnings, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Ferrellgas’ management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ferrellgas’ internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 29, 2008 expressed an unqualified opinion on Ferrellgas’ internal control over financial reporting.

/s/  DELOITTE & TOUCHE

Kansas City, Missouri
September 29, 2008

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$16,545	$20,407
Accounts and notes receivable (net of allowance for doubtful accounts of $5,977 and $4,358 at 2008 and 2007, respectively)	145,081	118,320
Inventories	152,301	113,807
Price risk management assets	26,086	5,097
Prepaid expenses and other current assets	10,251	11,006

Total current assets	350,264	268,637
Property, plant and equipment, net	685,328	720,190
Goodwill	248,939	249,481
Intangible assets, net	225,273	246,283
Other assets, net	16,817	15,360

Total assets	$1,526,621	$1,499,951

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$71,348	$62,103
Short-term borrowings	125,729	57,779
Other current liabilities	104,790	104,018

Total current liabilities	301,867	223,900
Long-term debt	765,248	741,900
Other liabilities	23,237	22,795
Contingencies and commitments (Note L)	—	—
Partners’ capital:
Limited partner	413,507	501,501
General partner	4,220	5,119
Accumulated other comprehensive income	18,542	4,736

Total partners’ capital	436,269	511,356

Total liabilities and partners’ capital	$1,526,621	$1,499,951

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended July 31,
	2008	2007	2006
	(In thousands)

Revenues:
Propane and other gas liquids sales	$2,055,281	$1,757,423	$1,697,940
Other	235,408	235,017	197,530

Total revenues	2,290,689	1,992,440	1,895,470
Costs and expenses:
Cost of product sold — propane and other gas liquids sales	1,491,918	1,147,169	1,109,177
Cost of product sold — other	136,478	157,223	122,450
Operating expense	371,819	380,563	374,585
Depreciation and amortization expense	85,521	87,383	84,953
General and administrative expense	45,612	44,870	47,689
Equipment lease expense	24,478	26,142	27,320
Employee stock ownership plan compensation charge	12,413	11,225	10,277
Loss on disposal of assets and other	11,250	10,822	7,539

Operating income	111,200	127,043	111,480
Interest expense	(63,001)	(64,201)	(60,537)
Other interest income	1,039	3,145	2,046

Earnings before income taxes	49,238	65,987	52,989
Income tax expense	6	6,560	3,524

Net earnings	$49,232	$59,427	$49,465

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

			Accumulated Other
			Comprehensive Income
				Currency		Total
	Limited	General	Risk	Translation	Pension	Partners’
	Partner	Partner	Management	Adjustments	Liability	Capital
	(In thousands)

Balance at July 31, 2005	$603,448	$6,151	$70	$65	$(747)	$608,987
Contributions in connection with ESOP and stock-based compensation charges	12,016	124	—	—	—	12,140
Quarterly distributions	(145,938)	(1,489)	—	—	—	(147,427)
Cash contributed by Ferrellgas Partners and the general partner	1,538	16	—	—	—	1,554
Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	13,066	133	—	—	—	13,199
Comprehensive income:
Net earnings	48,965	500	—	—	—	49,465
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	2,540	—	—
Reclassification of derivatives to earnings	—	—	(484)	—	—
Foreign currency translation adjustments	—	—	—	(29)	—
Tax effect on foreign currency translation adjustments				(15)
Pension liability adjustment	—	—	—	—	(20)	1,992

Comprehensive income						51,457

Balance at July 31, 2006	533,095	5,435	2,126	21	(767)	539,910
Contributions in connection with ESOP and stock-based compensation charges	11,992	122	—	—	—	12,114
Quarterly distributions	(150,522)	(1,536)	—	—	—	(152,058)
Cash contributed by Ferrellgas Partners and the general partner	46,100	470	—	—	—	46,570
Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	2,009	28	—	—	—	2,037
Comprehensive income:
Net earnings	58,827	600	—	—	—	59,427
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	5,055	—	—
Reclassification of derivatives to earnings	—	—	(2,126)	—	—
Foreign currency translation adjustments	—	—	—	14	—
Tax effect on foreign currency translation adjustments				(5)
Pension liability adjustment	—	—	—	—	418	3,356

Comprehensive income						62,783

Balance at July 31, 2007	501,501	5,119	5,055	30	(349)	511,356
Contributions in connection with ESOP and stock-based compensation charges	14,086	143	—	—	—	14,229
Quarterly distributions	(150,815)	(1,539)	—	—	—	(152,354)
Comprehensive income:
Net earnings	48,735	497	—	—	—	49,232
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	18,749	—	—
Reclassification of derivatives to earnings	—	—	(5,055)	—	—
Foreign currency translation adjustments	—	—	—	(10)	—
Tax effect on foreign currency translation adjustments				6
Pension liability adjustment	—	—	—	—	116	13,806

Comprehensive income						63,038

Balance at July 31, 2008	$413,507	$4,220	$18,749	$26	$(233)	$436,269

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net earnings	$49,232	$59,427	$49,465
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	85,521	87,383	84,953
Employee stock ownership plan compensation charge	12,413	11,225	10,277
Stock-based compensation charge	1,816	889	1,863
Loss on disposal of assets	4,820	4,232	1,188
Loss on transfer of accounts receivable related to the accounts receivable securitization	10,548	10,384	10,075
Deferred tax expense (benefit)	(1,650)	3,099	662
Other	6,151	4,185	5,542
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(48,606)	1,105	(20,412)
Inventories	(40,920)	40,984	(57,334)
Prepaid expenses and other current assets	755	1,528	(2,293)
Accounts payable	8,523	(21,295)	18,491
Accrued interest expense	(3,572)	(1,353)	472
Other current liabilities	(2,380)	(26,186)	8,740
Other liabilities	151	819	1,061
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	103,000	100,000	107,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,365,655	1,156,214	1,184,987
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,456,655)	(1,265,214)	(1,287,987)

Net cash provided by operating activities	94,802	167,426	116,750

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(191)	(31,715)	(21,342)
Capital expenditures — technology initiative	—	—	(915)
Capital expenditures — other	(43,823)	(46,667)	(42,451)
Proceeds from sale of assets	10,874	9,830	18,950
Other	(2,991)	(6,540)	(5,656)

Net cash used in investing activities	(36,131)	(75,092)	(51,414)

Cash flows from financing activities:
Distributions	(152,354)	(152,058)	(147,427)
Contributions from partners	—	46,570	1,554
Proceeds from increase in long-term debt	115,249	74,568	45,453
Reductions in long-term debt	(92,985)	(60,942)	(3,050)
Net additions to short-term borrowings	67,950	5,132	32,847
Cash paid for financing costs	(383)	(86)	—

Net cash used in financing activities	(62,523)	(86,816)	(70,623)

Effect of exchange rate changes on cash	(10)	14	(29)
Increase (decrease) in cash and cash equivalents	(3,862)	5,532	(5,316)
Cash and cash equivalents — beginning of year	20,407	14,875	20,191

Cash and cash equivalents — end of year	$16,545	$20,407	$14,875

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise designated)

A.	Partnership organization and formation

Ferrellgas, L.P. was formed on April 22, 1994, and is a Delaware limited partnership. Ferrellgas, L.P. owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, holds an approximate 99% limited partner interest in and consolidates Ferrellgas, L.P. Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions required by Ferrellgas, L.P. Ferrellgas Partners and Ferrellgas, L.P. are governed by their respective partnership agreements. These agreements contain specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

Ferrell Companies is wholly-owned by a leveraged employee stock ownership trust (“ESOT”) established pursuant to the Ferrell Companies Employee Stock Ownership Plan (“ESOP”). The purpose of the ESOP is to provide employees of the general partner an opportunity for ownership in Ferrell Companies and indirectly in Ferrellgas, L.P. As contributions are made by Ferrell Companies to the ESOT in the future, shares of Ferrell Companies are allocated to the employees’ ESOP accounts.

Ferrellgas, L.P. owns a 100% equity interest in Ferrellgas Finance Corp., whose only purpose is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas, L.P.

B.	Summary of significant accounting policies

(1)  Nature of operations:  Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies primarily in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas, L.P. serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia, and Puerto Rico.

(2)  Accounting estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, derivative commodity contracts and stock and unit-based compensation expense calculations.

(3)  Principles of consolidation:  The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas, L.P. and its subsidiaries after elimination of all material intercompany accounts and transactions. Ferrellgas, L.P. consolidates the following wholly-owned taxable corporations: Blue Rhino Global Sourcing, Inc. and Blue Rhino Canada, Inc. Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated subsidiary, is a qualifying special purpose entity.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)  Cash and cash equivalents and non-cash activities:  For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash activities are presented below:

	For the Year Ended July 31,
	2008	2007	2006

CASH PAID FOR:
Interest	$64,922	$63,584	$58,141
Income taxes	$3,766	$3,742	$990
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$—	$2,009	$13,198
Issuance of liabilities in connection with acquisitions	$—	$2,426	$4,189
Property, plant and equipment additions	$1,970	$1,187	$1,443

(5)  Accounts receivable securitization:  Ferrellgas, L.P. has agreements to transfer, on an ongoing basis, certain of its trade accounts receivable through an accounts receivable securitization facility and retains servicing responsibilities as well as a retained interest related to a portion of the transferred receivables. The related receivables are removed from the consolidated balance sheet and a retained interest is recorded for the amount of receivables sold in excess of cash received. The retained interest is included in “Accounts and notes receivable” in the consolidated balance sheets.

Ferrellgas, L.P. determines the fair value of its retained interests based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results; therefore, the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas L.P.’s trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the consolidated statements of earnings. See Note F — Accounts receivable securitization — for further discussion of these transactions.

(6)  Inventories:  Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods.

(7)  Property, plant and equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas, L.P. capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original book life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas L.P., using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note E — Supplemental financial statement information — for further discussion of property, plant and equipment.

(8)  Goodwill:  Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is tested for impairment annually on January 31, or more frequently if circumstances dictate, and if impaired, written off against earnings at that time. Ferrellgas, L.P. has not recognized any impairment losses as a result of these tests. For purposes of Ferrellgas, L.P.’s goodwill impairment test, Ferrellgas, L.P. has determined that it has one reporting unit. Ferrellgas, L.P. assesses the carrying value of goodwill at its reporting unit based on an estimate of the fair

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into consideration the quoted market price of Ferrellgas Partners’ common units.

(9)  Intangible assets:  Intangible assets with finite lives, consisting primarily of customer lists, non-compete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using a straight-line method over periods ranging from two to 15 years. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas, L.P. tests finite lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas, L.P. tests indefinite lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas, L.P. has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note G — Goodwill and intangible assets, net — for further discussion of intangible assets.

(10)  Derivatives and hedging activities:  Ferrellgas, L.P.’s overall objective for entering into derivative contracts, including commodity options and swaps, is to hedge exposures to product purchase price risk. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. The fair value of these derivatives fluctuates over the length of the contracts. These fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in our risk relating to adverse fluctuations in propane prices. Ferrellgas, L.P. formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold — propane and other gas liquids sales” in the consolidated statement of earnings. Ferrellgas, L.P. also enters into derivative contracts that qualify for the normal purchases and normal sales exception under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value and classified on the consolidated balance sheets as either “Price risk management assets” or “Other current liabilities.”

(11)  Revenue recognition:  Revenues from the distribution of propane and other gas liquids, including revenues from customer deposits and advances, are recognized by Ferrellgas, L.P. at the time product is delivered to its customers. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. Ferrellgas, L.P. recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable tank rentals are recognized on a straight-line basis over one year. Cooperative advertising program costs are recorded as a reduction to our revenue.

(12)  Shipping and handling expenses:  Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within operating expense on the statement of earnings. Depreciation expenses on delivery vehicles Ferrellgas, L.P. owns are classified within depreciation and amortization expense. Delivery vehicles and distribution technology leased by Ferrellgas, L.P. are classified within equipment lease expense. See Note E — Supplemental financial statement information — for the financial statement presentation of shipping and handling expenses.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)  Cost of product sold:  Cost of product sold — propane and other gas liquids sales includes all costs to acquire propane and other gas liquids, including the results from risk management activities related to supply procurement and transportation, the costs of storing and transporting inventory prior to delivery to Ferrellgas L.P.’s customers and the costs related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks. Cost of product sold — other primarily includes costs related to the sale of propane appliances and equipment.

(14)  Operating expenses:  Operating expenses primarily include the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

(15)  General and administrative expenses:  General and administrative expenses primarily include personnel and incentive expense related to executives and employees and other overhead expense related to centralized corporate functions.

(16)  Stock-based compensation:  Ferrellgas, L.P. has no unit or stock-based compensation plans and is not directly impacted by SFAS 123(R) “Share-based Payments” (“SFAS 123(R)”). However, in accordance with the partnership agreements of Ferrellgas Partners and Ferrellgas, L.P., all employee related costs incurred by Ferrellgas Partners and Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrellgas Partners and Ferrell Companies as they account for their unit and stock-based compensation plans in accordance with SFAS 123(R).

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Compensation Committee of the Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. In general, the options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. Expected volatility is based on the historical volatility of Ferrellgas’ publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Due to the limited number of employees eligible to participate in the UOP, there is only one group of employees. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the years ended July 31, 2008 and 2007, no compensation charge relating to the UOP was recognized as all options currently outstanding are fully vested. During the year ended July 31, 2006, the portion of the total non-cash compensation charge relating to the UOP was $0.3 million. There have been no awards granted pursuant to the UOP since fiscal 2001.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

Ferrellgas, L.P. accounts for stock options granted under the ICP according to the provisions of SFAS No. 123R. The ICP is not a Ferrellgas stock-compensation plan. However, in accordance with Ferrellgas’ partnership agreements, all employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2008, 2007 and 2006, the portion of the total non-cash compensation charge relating to the ICP was $1.8 million, $0.9 million and $1.9 million, respectively.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ferrell Companies is authorized to issue options covering up to 6.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies. The ICP stock options vest ratably over periods ranging from 0 to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the retirement of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model.

(17)  Income taxes:  Ferrellgas, L.P. is a limited partnership and owns four subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas, L.P.’s earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Accordingly, the accompanying consolidated financial statements of Ferrellgas, L.P. reflect federal income taxes related to the above mentioned taxable corporations. Recent legislation in certain states of operation allows for taxation of partnerships. As such, the accompanying consolidated financial statements of Ferrellgas, L.P. also reflect state income taxes resulting from this legislation. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under Ferrellgas, L.P.’s partnership agreement and differences between Ferrellgas, L.P.’s financial reporting year end and limited partners tax year end.

Income tax expense (benefit) consisted of the following:

	For the Year Ended July 31,
	2008	2007	2006

Current expense	$1,656	$3,461	$2,862
Deferred expense (benefit)	(1,650)	3,099	662

Total income tax expense	$6	$6,560	$3,524

Deferred taxes consisted of the following:

	2008	2007

Deferred tax assets	$4,065	$1,718
Deferred tax liabilities	(4,689)	(4,000)

Net deferred tax liability	$(624)	$(2,282)

On July 12, 2007, the governor of the state of Michigan signed into law a new Michigan Business Tax (the “MBT Act”), which provided a comprehensive restructuring of Michigan’s principal business tax regime. The main provision of the MBT Act imposed a new two-part tax on business income and modified gross receipts that is accounted for as an income tax in accordance with the provisions of FASB Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”). Although the effective date of the MBT was January 1, 2008, SFAS 109 requires all effects of a tax law change be accounted for in the period of the law’s enactment. As a result, during the fourth quarter of fiscal 2007 Ferrellgas L.P. recognized a one time net increase in its deferred tax expense of $2.8 million. During fiscal 2008, the Governor of the State of Michigan signed into law a one time credit for this Michigan Business Tax law. The passing of this new tax law caused Ferrellgas to recognize a one time deferred tax benefit of $2.8 million during fiscal 2008.

(18)  Sales taxes:  Ferrellgas, L.P. accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)  Segment information:  Ferrellgas, L.P. is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(20)  New accounting standards:  SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas, L.P. does not expect the adoption of this standard during fiscal 2009 to have a significant impact on its financial position or results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas, L.P. does not expect the adoption of this standard during fiscal 2009 to have a significant impact on its financial position or results of operations.

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

EITF No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” addresses the computation of incentive distribution rights and the appropriate allocation of these rights to current period earnings in the computation of earnings per share. This statement is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Ferrellgas is currently evaluating the potential impact of this statement.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” enhances disclosure requirements for derivative instruments and hedging activities. This statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. Ferrellgas is currently evaluating the potential impact of this statement.

C.	Business combinations

Business combinations are accounted for under the purchase method and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of the acquisition. The pro forma effect of these transactions was not material to Ferrellgas’ results of operations.

During fiscal 2008, Ferrellgas had no acquisitions of propane distribution assets.

During fiscal 2007, Ferrellgas acquired propane distribution assets with an aggregate value of $36.2 million in the following nine transactions:

•	Pacer-Valley Propane, LLC, based in California, acquired August 2006;

•	Lake Propane, based in California, acquired August 2006;

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Pacific Propane Service, Inc., based in California, acquired August 2006;

•	Twin Ports Energy, Inc., based in Wisconsin, acquired October 2006;

•	Getman’s Gas Company, Inc., based in New York, acquired October 2006;

•	Yankee Gas, LLC, based in Massachusetts, acquired October 2006;

•	Great Dane Propane, Inc., based in Florida, acquired October 2006;

•	Puget Sound Propane, based in Washington, acquired December 2006; and

•	Reliance Bottle Gas, Inc., based in Ohio, acquired June 2007.

These acquisitions were funded by $31.7 million in cash payments, the issuances of $2.5 million of liabilities and other costs and considerations, and the contribution of net assets of $2.0 million from Ferrellgas Partners.

The aggregate fair values of these nine transactions were allocated as follows:

Customer tanks, buildings, land and other	$11,567
Non-compete agreements	2,072
Customer lists	18,178
Goodwill	3,649
Working capital	712

$36,178

The fair values and useful lives of assets acquired are based on an internal valuation and included only minor final valuation adjustments during the 12 month period after the date of acquisition.

During fiscal 2006, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $38.7 million in the following 11 transactions:

•	Norwest Propane, Inc., based in Washington, acquired September 2005;

•	Eastern Fuels, Inc., based in North Carolina, acquired November 2005;

•	Petro Star, Corp., based in New York, acquired December 2005;

•	Titan Propane, LLC (selected cylinder exchange assets), based in New York and New Jersey, acquired February 2006;

•	Empire Propane Cylinder, Inc., based in New York, acquired February 2006;

•	United Energy, Inc., based in Ohio, acquired March 2006;

•	Cal’s Propane Service, Inc., based in Oregon, acquired April 2006;

•	Gaines Propane, Inc., based in Tennessee, acquired April 2006;

•	Hometown Gas, Inc., based in Florida, acquired April 2006;

•	Denman Cylinder Exchange, Ltd. and The Denman Company, Ltd. based in Texas, acquired May 2006; and

•	Hampton Gas Company, Inc., based in South Carolina, acquired May 2006.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These acquisitions were funded by $21.3 million in cash payments, the contribution of net assets of $13.2 million from Ferrellgas Partners and the issuance of $4.2 million of liabilities, which included $1.8 million of contingent consideration.

The aggregate values of these 11 transactions were allocated as follows:

Current assets	$689
Customer tanks, buildings, land and other	9,640
Non-compete agreements	5,598
Customer lists	9,586
Goodwill	13,218
Other assets	15

$38,746

The fair values and useful lives of assets acquired are based on an internal valuation and included only minor final valuation adjustments during the 12 month period after the date of acquisition.

D.	Quarterly distributions of available cash

Ferrellgas, L.P. makes quarterly cash distributions of all of its “available cash.” Available cash is defined in the partnership agreement of Ferrellgas, L.P. as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas, L.P.’s business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April, and July.

Distributions by Ferrellgas, L.P. in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made approximately 99% to Ferrellgas Partners and approximately 1% to the general partner.

E.	Supplemental financial statement information

Inventories consist of:

	2008	2007

Propane gas and related products	$128,776	$89,769
Appliances, parts and supplies	23,525	24,038

	$152,301	$113,807

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of July 31, 2008, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 7.4 million gallons of propane at fixed prices.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment consist of:

	Estimated
	Useful Lives	2008	2007

Land	Indefinite	$30,840	$31,463
Land improvements	2-20	10,585	10,091
Buildings and improvements	20	63,777	63,472
Vehicles, including transport trailers	8-20	96,351	91,529
Bulk equipment and district facilities	5-30	97,489	95,908
Tanks, cylinders and customer equipment	2-30	761,065	767,096
Computer and office equipment	2-5	116,873	111,735
Construction in progress	n/a	9,575	9,281

		1,186,555	1,180,575
Less: accumulated depreciation		501,227	460,385

		$685,328	$720,190

Depreciation expense totaled $64.6 million, $64.8 million and $62.7 million for fiscal 2008, 2007 and 2006, respectively.

Other current liabilities consist of:

	2008	2007

Accrued interest	$16,879	$20,451
Accrued payroll	12,621	16,680
Accrued insurance	10,987	11,602
Customer deposits and advances	25,065	21,018
Other	39,238	34,267

	$104,790	$104,018

Loss on disposal of assets and other consist of:

	For the Year Ended July 31,
	2008	2007	2006

Loss on disposal of assets	$4,820	$4,232	$1,188
Loss on transfer of accounts receivable related to the accounts receivable securitization	10,548	10,384	10,075
Service income related to the accounts receivable securitization	(4,118)	(3,794)	(3,724)

Loss on disposal of assets and other	$11,250	$10,822	$7,539

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the Year Ended July 31,
	2008	2007	2006

Operating expense	$171,938	$163,193	$148,125
Depreciation and amortization expense	5,096	5,308	5,837
Equipment lease expense	22,703	23,465	24,356

	$199,737	$191,966	$178,318

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F.	Accounts receivable securitization

Ferrellgas, L.P. participates in an accounts receivable securitization facility. As part of this renewable 364-day facility, Ferrellgas, L.P. transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, a wholly-owned unconsolidated, special purpose entity, which sells its interest to a commercial paper conduit. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these receivables. Ferrellgas, L.P. structured the facility using a wholly-owned unconsolidated, qualifying special purpose entity in order to facilitate the transaction while complying with Ferrellgas L.P.’s various debt covenants. If the covenants are compromised, funding from the facility would be restricted or suspended, or its costs could increase. As a servicer, Ferrellgas, L.P. remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. Ferrellgas, L.P. renewed the facility with JP Morgan Chase Bank, N.A. and Fifth Third Bank for an additional 364-day commitment during May, 2008.

Ferrellgas, L.P. transfers certain of its trade accounts receivable to Ferrellgas Receivables and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, Ferrellgas, L.P.’s retained interest in these receivables is reduced. The accounts receivable securitization facility consisted of the following:

	2008	2007

Retained interest	$22,753	$14,022
Accounts receivable transferred	$97,333	$76,250

The retained interest was classified as accounts and notes receivable on the consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $11.8 million of its trade accounts receivable at July 31, 2008.

Other accounts receivable securitization disclosures consist of the following items:

	For the Year Ended July 31,
	2008	2007	2006

Net non-cash activity	$6,430	$2,964	$2,579
Bad debt expense	$—	$202	$618

The net non-cash activity reported in the consolidated statements of earnings in “Loss on disposal of assets and other” approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 4.65% and 5.3% as of July 31, 2008 and 2007, respectively.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of:

	July 31, 2008			July 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Goodwill, net	$248,939	$—	$248,939	$249,481	$—	$249,481
Intangible assets, net
Amortized intangible assets
Customer lists	$363,242	$(207,107)	$156,135	$363,285	$(189,314)	$173,971
Non-compete agreements	43,042	(35,081)	7,961	43,043	(32,260)	10,783
Other	3,572	(1,502)	2,070	5,368	(2,945)	2,423

	409,856	(243,690)	166,166	411,696	(224,519)	187,177
Unamortized intangible assets
Trade names & trademarks	59,107	—	59,107	59,106	—	59,106

Total intangible assets, net	$468,963	$(243,690)	$225,273	$470,802	$(224,519)	$246,283

Customer lists have estimated lives of 15 years, while non-compete agreements and other intangible assets have estimated lives ranging from two to ten years. Ferrellgas L.P. intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives.

Aggregate amortization expense:

For the year ended July 31,

2008	$20,970
2007	22,553
2006	22,256

Estimated amortization expense:

For the year ended July 31,

2009	$19,855
2010	18,784
2011	18,627
2012	18,179
2013	17,628

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Long-term debt

Long-term debt consists of:

	2008	2007

Senior notes
Fixed rate, Series C-E, ranging from 7.12% to 7.42%, due 2008-2013(1)	$204,000	$204,000
Fixed rate, Series C, 8.87%, due 2009(2)	73,000	163,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $518 and $609 at July 31, 2008 and 2007, respectively(3)	249,482	249,391
Credit facilities, variable interest rates, expiring 2009 and 2010 (net of $125.7 million and $57.8 million classified as short-term borrowings at 2008 and 2007, respectively)	235,270	120,021
Notes payable, 7.9% weighted average interest rate in 2008 and 2007, due 2008 to 2016, net of unamortized discount of $1,160 and $1,647 at 2008 and 2007, respectively	5,864	8,395
Capital lease obligations	29	50

	767,645	744,857
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,397	2,957

	$765,248	$741,900

(1)	Ferrellgas, L.P.’s fixed rate senior notes issued in August 1998 are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount of the series C, D and E notes are due on August 1, 2008, 2010, and 2013, respectively. In general, Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(2)	Ferrellgas, L.P.’s fixed rate senior notes issued in February 2000 are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and are senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount of the series C notes are due on August 1, 2009. In general, Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(3)	Ferrellgas, L.P.’s fixed rate senior notes issued in April 2004 are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and are senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount is due on May 1, 2014. In general, Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

During August 2007, Ferrellgas, L.P. made a scheduled principal payment of $90.0 million of the 8.78% Series B senior notes using proceeds from borrowings on the unsecured credit facility due 2010.

During August 2006, Ferrellgas, L.P. made scheduled principal payments of $37.0 million of the 7.08% Series B senior notes and $21.0 million of the 8.68% Series A senior notes using proceeds from borrowings on the unsecured credit facility due 2010.

During August 2006, Ferrellgas, L.P. used $46.1 million of proceeds from limited partner and general partner contributions to retire a portion of the $58.0 million borrowed under the unsecured credit facility.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured credit facilities

During August 2006, Ferrellgas, L.P. executed a Commitment Increase Agreement to its Fifth Amended and Restated Credit Agreement dated April 22, 2005, increasing the borrowing capacity available under the existing unsecured credit facility from $365.0 million to $375.0 million. This unsecured credit facility will mature on April 22, 2010, unless extended or renewed.

During May 2007, Ferrellgas, L.P. entered into a new unsecured credit facility with additional borrowing capacity of up to $150.0 million, which matures August 1, 2009, unless extended or renewed.

During April 2008, Ferrellgas, L.P. executed an amendment to its unsecured credit facility due April 22, 2010, increasing its borrowing capacity by $73.0 million and bringing total borrowing capacity for all unsecured credit facilities to $598.0 million.

The unsecured credit facilities are available for working capital, acquisition, capital expenditure, long-term debt repayment, and general partnership purposes. The existing unsecured $448.0 million credit facility due 2010 has a letter of credit sub-facility with availability of $90.0 million.

As of July 31, 2008, Ferrellgas, L.P. had total borrowings outstanding under its two unsecured credit facilities of $361.0 million. Ferrellgas, L.P. classified $125.7 million of this amount as short-term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 4.72%. As of July 31, 2007, Ferrellgas, L.P. had total borrowings outstanding under its unsecured credit facility of $177.8 million. Ferrellgas, L.P. classified $57.8 million of this amount as short-term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 7.21%.

The borrowings under the two unsecured credit facilities bear interest, at Ferrellgas L.P.’s option, at a rate equal to either:

•	the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2008, the federal funds rate and Bank of America’s prime rate were 2.09% and 5.00%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of July 31, 2008, the one-month and three-month Eurodollar Rates were 2.65% and 3.00%, respectively).

In addition, an annual commitment fee is payable on the daily unused portion of the unsecured credit facilities at a per annum rate varying from 0.375% to 0.500% (as of July 31, 2008, the commitment fee per annum rate was 0.375%).

Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, and to a lesser extent, risk management activities and product purchases, totaled $42.3 million and $50.2 million at July 31, 2008 and 2007, respectively. At July 31, 2008, Ferrellgas, L.P. had $194.7 million of funding available. Ferrellgas, L.P. incurred commitment fees of $0.4 million, $0.6 million and $1.0 million in fiscal 2008, 2007 and 2006, respectively.

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas, L.P. and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas, L.P. is prohibited from making cash distributions if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas, L.P. fails to meet certain coverage tests. As of July 31, 2008, Ferrellgas, L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Annual Principal
For the Year Ended July 31,	Payments

2009	$54,397
2010	169,145
2011	82,995
2012	915
2013	360
Thereafter	461,511

Total	$769,323

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $843.8 million and $775.8 million as of July 31, 2008 and 2007, respectively. The fair value is estimated based on quoted market prices.

I.	Partner’s capital

Partnership distributions paid

	For the Year Ended July 31,
	2008	2007	2006

Ferrellgas Partners	$150,815	$150,522	$145,938
General partner	$1,539	$1,536	$1,489

On August 26, 2008, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $31.8 million and $0.3 million, respectively, which were paid on September 12, 2008.

Partnership contributions received

During fiscal 2008, Ferrellgas, L.P. received no cash or net asset contributions related to acquisitions from Ferrellgas Partners and the general partner.

During fiscal 2007, Ferrellgas, L.P. received cash contributions totaling $46.6 million and net asset contributions related to acquisitions totaling $2.0 million from Ferrellgas Partners and the general partner.

During fiscal 2006, Ferrellgas, L.P. received cash contributions totaling $1.6 million and net asset contributions related to acquisitions totaling $13.2 million from Ferrellgas Partners and the general partner.

See additional discussions about transactions with related parties in Note K — Transactions with related parties.

J.	Derivatives

SFAS No. 133, as amended, requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheets at fair value. Ferrellgas, L.P. records changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the consolidated statements of earnings. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk. Fair value hedges are derivative financial

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk.

Ferrellgas, L.P. is exposed to price risk related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas, L.P.’s costs fluctuate with the movement of market prices. This fluctuation subjects Ferrellgas, L.P. to potential price risk, which Ferrellgas, L.P. may attempt to minimize through the use of derivative financial instruments. Ferrellgas, L.P. monitors its price exposure and utilizes derivative financial instruments to mitigate the risk of future price fluctuations. Ferrellgas, L.P. uses derivative financial instruments to hedge a portion of its forecasted propane sales transactions for up to 24 months in the future. These derivative financial instruments are designated as cash flow hedges, thus the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statements of earnings when the forecasted propane sales transaction impacts earnings. As of July 31, 2008, 2007 and 2006, Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the consolidated statements of partners’ capital:

	2008	2007	2006

Fair value adjustment classified as OCI	$18,749	$5,055	$2,540
Reclassification of net gains to statement of earnings	$(5,055)	$(2,126)	$(484)

Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold — propane and other gas liquids sales. During fiscal 2008, 2007, and 2006, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. Additionally, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship. The fair value of derivative financial instruments is classified on the consolidated balance sheets as both “Price risk management assets” and “Other current liabilities”. Ferrellgas, L.P. expects to reclassify net gains of approximately $17.4 million to earnings during the next 12 months.

K.	Transactions with related parties

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf and are reported in the consolidated statement of earnings as follows:

	For the Year Ended July 31,
	2008	2007	2006

Operating expense	$185,576	$202,824	$202,790
General and administrative expense	$27,203	$26,542	$24,614

During February 2007, Ferrellgas, L.P. made a payment of $0.3 million to the benefit of Mr. Andrew J. Filipowski pursuant to the indemnification provisions of Blue Rhino Corporation’s former bylaws and the Agreement and Plan of Merger with Blue Rhino Corporation. Mr. Filipowski is the brother-in-law of Mr. Billy D. Prim, a member of the general partner’s Board of Directors.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During April 2007, a payment of $1.0 million was made to Mr. Prim in accordance with the employment agreement entered into between Mr. Prim and Ferrellgas’ general partner for his employment as Special Advisor to the Chief Executive Officer, which ended in February 2007. Mr. Prim continues to serve on the general partner’s Board of Directors.

During July 2008, Ferrellgas, L.P. entered into a subleasing agreement with Samson Dental Practice Management, LLC (“Samson”), a company wholly-owned by James E. Ferrell. Under the terms of the agreement, Samson will sublease approximately 3,500 square feet of Ferrellgas, L.P.’s corporate facilities for approximately $5 thousand per month for three years.

During September 2008, Ferrellgas, L.P. entered into a shared services agreement with Samson. Under the terms of the agreement, Samson will reimburse Ferrellgas, L.P. $0.2 million per year for services provided by certain Ferrellgas, L.P. employees.

See additional discussions about transactions with related parties in Note I — Partners’ capital.

L.	Contingencies and commitments

Litigation

Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as senior notes and credit facilities. See Note H — Long-term debt — for a description of these debt obligations and a schedule of future maturities.

Operating lease commitments and buyouts

Ferrellgas, L.P. leases certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table below represent minimum lease payment obligations under Ferrellgas, L.P.’s third-party operating leases with terms in excess of one year for the periods indicated. These arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks. Ferrellgas, L.P. accounts for these arrangements as operating leases.

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees issued after December 31, 2002. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $0.9 million as of July 31, 2008. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

end of the lease term, was $11.4 million as of July 31, 2008. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2008:

	Future Minimum Rental and Buyout Amounts by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter

Operating lease obligations	$27,462	$17,314	$12,337	$6,307	$3,964	$12,790
Operating lease buyouts	$11,730	$3,443	$4,850	$2,779	$357	$1,185

Certain property and equipment is leased under noncancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $44.3 million, $45.3 million, and $45.3 million for fiscal 2008, 2007, and 2006, respectively.

M.	Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $12.4 million, $11.2 million, and $10.3 million during fiscal 2008, 2007, and 2006, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all full time employees. With the establishment of the ESOP in July 1998, Ferrellgas, L.P. suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2008, 2007, and 2006, were $2.6 million, $3.0 million, and $2.6 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2008, 2007 and 2006 other comprehensive income and other liabilities were adjusted by $(0.1) million $(0.4) million and $20 thousand, respectively.

N.	Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which Ferrellgas, L.P. considers necessary for a fair presentation. Due to the

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seasonality of the propane distribution industry, first and fourth quarter revenues, gross margin from propane and other gas liquids sales and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices.

	For the Year Ended July 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$394,916	$763,968	$712,090	$419,715
Gross margin from propane and other gas liquids sales(a)	106,416	179,932	165,968	111,047
Net earnings (loss)	(17,084)	57,854	41,588	(33,126)

	For the Year Ended July 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$376,413	$662,773	$624,162	$329,092
Gross margin from propane and other gas liquids sales(a)	110,233	201,988	190,223	107,810
Net earnings (loss)	(23,716)	65,843	50,211	(32,911)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

O.	Subsequent Events

On August 1, 2008, Ferrellgas L.P. made scheduled principal payments of $52.0 million of the 7.12% Series C senior notes using proceeds from borrowings on the unsecured credit facility due 2010. Since borrowings under this unsecured bank credit facility are not due within one year, this $52.0 million has been classified as long term.

On August 4, 2008, Ferrellgas L.P. issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The proceeds from this offering were used to reduce outstanding indebtedness under our unsecured credit facility due 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Finance Corp.
Overland Park, Kansas

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas, L.P., referred to herein as “the Company”) as of July 31, 2008 and 2007, and the related statements of earnings, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE

Kansas City, Missouri
September 29, 2008

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31,
	2008	2007

ASSETS
Cash	$1,100	$1,000

Total assets	$1,100	$1,000

STOCKHOLDER’S EQUITY
Common stock, $1 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	3,312	2,220
Accumulated deficit	(3,212)	(2,220)

Total stockholder’s equity	$1,100	$1,000

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF EARNINGS

	For the Year Ended July 31,
	2008	2007	2006

General and administrative expense	$992	$444	$431

Net loss	$(992)	$(444)	$(431)

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder’s
	Shares	Dollars	Capital	Deficit	Equity

July 31, 2005	1,000	$1,000	$1,345	$(1,345)	$1,000
Capital contribution	—	—	431	—	431
Net loss	—	—	—	(431)	(431)

July 31, 2006	1,000	1,000	1,776	(1,776)	1,000
Capital contribution	—	—	444	—	444
Net loss	—	—	—	(444)	(444)

July 31, 2007	1,000	1,000	2,220	(2,220)	1,000
Capital contribution	—	—	1,092	—	1,092
Net loss	—	—	—	(992)	(992)

July 31, 2008	1,000	$1,000	$3,312	$(3,212)	$1,100

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(992)	$(444)	$(431)

Cash used by operating activities	(992)	(444)	(431)

Cash flows from financing activities:
Capital contribution	1,092	444	431

Cash provided by financing activities	1,092	444	431

Change in cash	100	—	—
Cash — beginning of year	1,000	1,000	1,000

Cash — end of year	$1,100	$1,000	$1,000

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

NOTES TO FINANCIAL STATEMENTS

A.	Formation

Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P. (the “Partnership”).

The Partnership contributed $1,000 to the Finance Corp. on January 24, 2003 in exchange for 1,000 shares of common stock.

The Finance Corp. has nominal assets, does not conduct any operations and has no employees.

B.	Commitment

On April 20, 2004 the Partnership issued $250.0 million of 6 3/4% senior notes due 2014. On August 4, 2008, the Partnership issued $200.0 million of 6 3/4% senior notes due 2014 at an offering price equal to 85% of par. The Partnership may redeem some or all of the aggregate principal amount of the notes at any time on or after May 1, 2009.

The Finance Corp. servers as co-obligator for the senior notes.

C.	Income Taxes

Income taxes have been computed separately as the Finance Corp. files its own income tax return. Deferred income taxes are provided as a result of temporary differences between financial and tax reporting using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $1,249 associated with the net operating loss carryforward of $3,212, which expires at various dates through July 31, 2027, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2008, 2007 and 2006, and there is no net deferred tax asset as of July 31, 2008 and 2007.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Ferrellgas Partners, L.P. and Subsidiaries

Schedule I	Parent Only Balance Sheets as of July 31, 2008 and 2007 and Statements of Earnings and Cash Flows for the years ended July 31, 2008, 2007 and 2006	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2008, 2007 and 2006.	S-5

Ferrellgas, L.P. and Subsidiaries

Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2008, 2007 and 2006.	S-6

Schedule I

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

BALANCE SHEETS

	July 31,
	2008	2007
	(In thousands, except unit data)

ASSETS
Cash and cash equivalents	$69	$278
Prepaid expenses and other current assets	673	669
Investment in Ferrellgas, L.P.	432,049	506,237
Other assets, net	1,868	2,505

Total assets	$434,659	$509,689

LIABILITIES AND PARTNERS’ CAPITAL
Other current liabilities	$3,064	$3,181
Long term debt	269,471	269,851
Partners’ capital
Common unitholders (62,961,674 and 62,957,674 units outstanding at 2008 and 2007, respectively)	201,618	289,075
General partner (635,977 and 635,936 units outstanding at 2008 and 2007, respectively)	(58,036)	(57,154)
Accumulated other comprehensive income	18,542	4,736

Total partners’ capital	162,124	236,657

Total liabilities and partners’ capital	$434,659	$509,689

Schedule I

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

STATEMENTS OF EARNINGS

	For the Year Ended July 31,
	2008	2007	2006
	(In thousands)

Equity in earnings of Ferrellgas, L.P.	$48,735	$58,827	$49,465
Operating expense	259	275	258

Operating income	48,476	58,552	49,207
Interest expense	(23,711)	(23,752)	(23,698)
Income tax expense	(76)	—	—

Net earnings	$24,689	$34,800	$25,509

Schedule I

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

STATEMENTS OF CASH FLOWS

	For The Year Ended July 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net earnings	$24,689	$34,800	$25,509
Reconciliation of net earnings to net cash used in operating activities:
Other	519	(142)	340
Equity in earnings of Ferrellgas, L.P.	(48,735)	(58,827)	(49,465)

Net cash used in operating activities	(23,527)	(24,169)	(23,616)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	150,815	150,522	145,938
Cash contributed to Ferrellgas, L.P.	—	(46,100)	(1,554)

Net cash provided by investing activities	150,815	104,422	144,384

Cash flows from financing activities:
Distributions	(127,190)	(127,072)	(122,197)
Cash paid for financing costs	(383)	(367)	(375)
Issuance of common units (net of issuance costs of $226)	—	44,319	—
Proceeds from exercise of common unit options	76	1,025	3,124
Other	—	470	16

Net cash used in financing activities	(127,497)	(81,625)	(119,432)

Increase (decrease) in cash and cash equivalents	(209)	(1,372)	1,336
Cash and cash equivalents — beginning of year	278	1,650	314

Cash and cash equivalents — end of year	$69	$278	$1,650

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Deductions	Balance
	Beginning	Cost/	Other	(Amounts	at End
Description	of Period	Expenses	Additions	Charged-Off)	of Period
	(In thousands)

Year ended July 31, 2008
Allowance for doubtful accounts	$4,358	$8,092	$643	$(7,116)	$5,977
Year ended July 31, 2007
Allowance for doubtful accounts	$5,628	$4,745	$419	$(6,434)	$4,358
Year ended July 31, 2006
Allowance for doubtful accounts	$3,764	$5,141	$—	$(3,277)	$5,628

Schedule II

FERRELLGAS L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Deductions	Balance
	Beginning	Cost/	Other	(Amounts	at End
Description	of Period	Expenses	Additions	Charged-Off)	of Period
	(In thousands)

Year ended July 31, 2008
Allowance for doubtful accounts	$4,358	$8,092	$643	$(7,116)	$5,977
Year ended July 31, 2007
Allowance for doubtful accounts	$5,628	$4,745	$419	$(6,434)	$4,358
Year ended July 31, 2006
Allowance for doubtful accounts	$3,764	$5,141	$—	$(3,277)	$5,628

The exhibits listed below are furnished as part of this Annual Report on Form 10-K. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit
Number	Description

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.
3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of March 8, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.
3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.
3.4	Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed October 12, 2006.
3.5	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed December 16, 1996.
3.6	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.7	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.
3.8	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
3.9	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 4.3 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to $170,000,000 aggregate principal amount of the Registrant’s 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.
4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.
4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.
4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $73,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.6	Indenture, dated August 4, 2008, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 5, 2008.

Exhibit
Number	Description

4.7	Registration Rights Agreement, dated August 4, 2008, among Ferrellgas, L.P., Ferrellgas Finance Corp. and the initial purchasers named therein. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed August 5, 2008.
4.8	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 1999.
4.9	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.10	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.
4.11	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.
10.1	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.2	First Amendment to Fifth Amended and Restated Credit Agreement dated as of April 11, 2008, by and among Ferrellgas, L.P., a Delaware limited partnership (the “Borrower”), Ferrellgas Inc., a Delaware corporation and sole general partner of the Borrower (the “General Partner”), Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and L/C Issuer, and the Lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 14, 2008.
10.3	Credit Agreement dated as of May 1, 2007, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2007.
10.4	Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.
10.5	Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.
10.6	Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.7	Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.
10.8	Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.
10.9	Amendment No. 3 to the Amended and Restated Receivable Interest Sale Agreement dated May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed June 1, 2007.
10.10	Amendment No. 4 to the Amended and Restated Receivable Interest Sale Agreement dated May 5, 2008 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed May 6, 2008.

Exhibit
Number		Description

10.11		Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.
10.12		Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.
10.13		Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement dated May 31, 2007, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2007.
10.14		Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement dated May 5, 2008, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2008.
#10	.15	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.
#10	.16	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.
#10	.17	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.18	Employment Agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.
#10	.19	Waiver to Employment, Confidentiality, and Non-Compete Agreement by and among Ferrell Companies, Inc., Ferrellgas, Inc., James E. Ferrell and Greatbanc Trust Company, dated as of December 19, 2006. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.
#10	.20	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.21	Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.
#10	.22	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Stephen L. Wambold and Ferrellgas, Inc. Incorporated by reference to exhibit 10.21 to our Quarterly Report on Form 10-Q filed March 7, 2008.
#10	.23	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Eugene D. Caresia and Ferrellgas, Inc. Incorporated by reference to exhibit 10.22 to our Quarterly Report on Form 10-Q filed March 7, 2008.
#10	.24	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between George L. Koloroutis and Ferrellgas, Inc. Incorporated by reference to exhibit 10.24 to our Quarterly Report on Form 10-Q filed March 7, 2008.
#10	.25	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Patrick J. Walsh and Ferrellgas, Inc. Incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q filed March 7, 2008.

Exhibit
Number		Description

#10	.26	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Tod D. Brown and Ferrellgas, Inc. Incorporated by reference to exhibit 10.26 to our Quarterly Report on Form 10-Q filed March 7, 2008.
#10	.27	Change In Control Agreement dated as of March 5, 2008 by and between J. Ryan VanWinkle and Ferrellgas, Inc. Incorporated by reference to exhibit 10.27 to our Quarterly Report on Form 10-Q filed March 7, 2008.
#10	.28	Change In Control Agreement dated as of March 5, 2008 by and between Richard V. Mayberry and Ferrellgas, Inc. Incorporated by reference to exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 7, 2008.
#10	.29	Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.
#10	.30	Agreement and release dated as of December 4, 2007 by and among Brian J. Kline, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners L.P. and Ferrellgas L.P. Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed December 6, 2007.
#10	.31	Agreement and release dated as of March 28, 2008 by and among Kevin T. Kelly, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners L.P. and Ferrellgas L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 28, 2008.
*#10	.32	First Amendment to the Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000 dated as of September 26, 2008.
*#10	.33	Services Agreement between Samson Dental Practice Management, LLC and Ferrellgas, L.P dated as of September 26, 2008.
*21	.1	List of subsidiaries
*23	.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year-ended July 31, 2008.
*23	.2	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year-ended July 31, 2008.
*31	.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*32	.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*32	.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.